Form 10-K
period 2021-12-31
Heartland Media Acquisition Corp.
filed 2022-03-31
CIK 1850529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission File Number 001-41152

HEARTLAND MEDIA ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	86-2016556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3282 Northside Pkwy Suite 275
Atlanta, GA 30327
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (470) 355-1944

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	HMA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	HMA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HMA.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

As of December 31, 2021, the last business day of the registrant’s most recently completed fiscal quarter, the registrant’s shares of Class A common stock, par value $0.0001 per share, were not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

As of March 31, 2022, there were 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation;

•	“common stock” are to our Class A common stock and our Class B common stock;

•	“company” or “our company” are to Heartland Media Acquisition Corp., a Delaware corporation;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as provided herein;

•	“initial stockholders” are to our sponsor and the other holders (if any) of our founder shares prior to our initial public offering;

•	“management,” our “management team” or our “team” are to our officers and directors, and “directors” are to our current directors;

•	“private placement warrants” are to the warrants to be issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to Heartland Sponsor LLC, a Delaware limited liability company, which is an affiliate of Heartland Media LLC;

•
“warrants” are to our warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and the private placement warrants; and

•	“we,” “us” or “our” are to Heartland Media Acquisition Corp., a Delaware corporation, or, where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses, including their industry and geographic location;
•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated as a Delaware corporation and created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Report as our initial business combination, with one or more businesses or entities. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We completed our initial public offering on January 25, 2022 and the proceeds of our initial public offering are held in a trust account for the benefit of our public stockholders. We may use such amounts to help fund our initial business combination, subject to the right of our public stockholders to have their shares of common stock of our company redeemed in connection with our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on the media, entertainment and sports sectors. Our management team and Board of Directors (our “Board”) has had significant success sourcing, acquiring, growing and monetizing companies across these sectors. We have particular expertise in television broadcasting, and in local media generally. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the ultimate goal of pursuing attractive risk-adjusted returns for our stakeholders.

Company History

On January 25, 2022, we consummated our initial public offering (“IPO”) of 17,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. The Company granted BofA Securities, Inc. and Moelis & Company LLC, the representatives of the several underwriters of the IPO (the “Representatives”), a 45-day option to purchase up to 2,625,000 additional Units solely to cover over-allotments, if any.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 9,875,000 warrants (the “Private Placement Warrants”) to Heartland Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,875,000.

The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $179,375,000, comprised of $171,500,000 of the proceeds from the IPO (which amount includes $6,125,000 of the underwriters’ deferred discount) and $7,875,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any shares of Class A common stock included in the Units sold in the IPO (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s Amended Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within 18 months from the closing of the IPO, or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions as described in the Company’s Amended Charter, including the deposit of $1,924,693.10 (or $0.10 per Unit) into the trust account, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination within 18 months from the closing of the IPO, or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions as described in the Company’s Amended Charter, including the deposit of $1,924,693.10 (or $0.10 per Unit) into the trust account, subject to applicable law.

On February 3, 2022, the Representatives partially exercised the over-allotment option and on February 7, 2022, purchased an additional 1,746,931 Units (the “Over-Allotment Units”), generating gross proceeds of $17,469,310. In connection with the Representatives’ partial exercise of their over-allotment option, the Sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to the Company of $786,119. In connection with the closing and sale of the Over-Allotment Units and 786,119 additional Private Placement Warrants, a total of $17,906,042.75 comprised of $17,119,923.80 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $611,425.85 of the Representatives’ deferred discount) and $786,118.95 of the proceeds of the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

On March 7, 2022, we announced that holders of the public units may elect to separately trade the Class A Common Stock and Warrants. Those units not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol “HMA.U,” and the Class A common stock and redeemable warrants that are separated will trade on the NYSE under the symbols “HMA” and “HMA.WS,” respectively.

Management Team, Sponsor and Board of Directors

We believe our management team and Board is well positioned to identify and evaluate businesses within the media, entertainment and sports industries that would benefit from being a public company and from access to our expertise. Our team has extensive experience in the industry and has a broad network of contacts in these sectors which can help identify potential opportunities.

Mr. Robert S. Prather Jr., Chief Executive Officer, has extensive experience in the media, entertainment and sports industry. Mr. Prather and a partner acquired control of Gray, a public company, in late 1993. During his tenure, he helped grow the market capitalization of Gray from approximately $52 million to more than $400 million. He was instrumental in increasing Gray’s EBITDA from approximately $6 million at the beginning of his tenure to approximately $176 million during his final full year, representing a CAGR of approximately 20%. Through strategic and transformative acquisitions, Mr. Prather helped Gray increase the number of television stations it owned from three to 30, as well as increase the number of newspapers owned from one to five. Mr. Prather anticipated the eventual decline of the newspaper industry, and in December 2005 Gray spun off five newspapers and one wireless business to a separate public company. Gray operated 22 number one ranked television stations and stations in 17 college towns and eight state capitals. Mr. Prather also served as CEO and a Director of Bull Run, a sports and affinity marketing management company, from 1992 until its merger into Triple Crown Media, Inc. in December 2005. During his time at Gray, Mr. Prather and his partner also acquired Host Communications, a college sports marketing business which became a wholly owned subsidiary of Bull Run. Host Communications provided sports marketing and productions services to a number of collegiate conferences and universities. After successfully growing Host Communications, the business was sold in 2007 to IMG, led by Ted Forstmann, for $74 million. Following his tenure at Gray, Mr. Prather formed Heartland Media in 2013 and partnered with MSouth Equity Partners to help grow the business. Under Mr. Prather’s leadership, Heartland Media acquired its first television station in 2013, and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. Mr. Prather grew Heartland Media’s cash flow to approximately $29 million in 2019. Mr. Prather led the sale of 11 television stations by Heartland Media in February 2020 for $305 million cash.

Since 2004, Mr. Prather has served on the board of GAMCO Investors, Inc. (NYSE: GBL) where he is the Lead Independent Director. He has also served on the board of Ryman Hospitality Properties, Inc. (NYSE: RHP), formerly known as Gaylord Entertainment Company, since 2009. Ryman Hospitality Properties, Inc. is a REIT which specializes in group-oriented, destination hotel assets in urban and resort markets. Ryman Hospitality Properties also owns the Opry Entertainment Group. Previously, Mr. Prather served as a director of Diebold-Nixdorf, Inc. (NYSE: DBD) from April 2013 to April 2018. In 2015, Mr. Prather was actively involved as a board member in Diebold’s $1.9 billion acquisition of Wincor Nixdorf AG, a German ATM maker and financial technology company, which combined the second and third largest ATM / financial technology companies in the world. Mr. Prather was previously the largest shareholder of Rawlings Sporting Goods Company, Inc. (formerly NASDAQ: RAWL), where he served as Vice-Chairman from 1998 to 2001. He was instrumental in selling Rawlings to K2 Inc. for a 48% premium to the unaffected share price. Mr. Prather was on the Board of Directors and an Advisory Board member for Swiss Army Brands, Inc. (formerly NASDAQ: SABI) from 1995 to 2011. Mr. Prather received an undergraduate and graduate degree from the Georgia Institute of Technology.

Our Sponsor

Heartland Sponsor LLC, our sponsor, is an affiliate of Heartland Media. Heartland Media is a television broadcasting company formed in 2013. Heartland Media made its first television station acquisition in 2014 and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. In February 2020, Heartland Media sold nine television stations to Allen Media Broadcasting for $305 million cash. Heartland Media currently owns two television stations, KQTV, an ABC affiliate in Saint Joseph, Missouri, and WKTV, a NBC affiliate in Utica, New York. Mr. Prather, our Chief Executive Officer, is the founder and majority owner of Heartland Media. Mr. Muoio, one of our directors, holds a minority interest in Heartland Media LLC.

Our Directors

Salvatore Muoio, CFA, is the founder of S Muoio & Co. LLC and the manager of several related investment partnerships. Mr. Muoio has significant experience in the public markets and has been involved in the securities industry since 1985. Prior to establishing SM Investors, L.P. in 1997, Mr. Muoio served in the equity markets group of Lazard Frères & Co. LLC from 1995 to 1996 as Director of Equity Research and as an equity analyst concentrating in telecommunications and media industries. Mr. Muoio started his career at Gabelli Funds, Inc. from 1985 to 1995 where he served in several capacities, including as a securities analyst for Gabelli & Company, Inc., Director of Research for GAMCO Investors, and as Portfolio Manager for the Gabelli Global Telecommunications Fund, Inc. Mr. Muoio also serves on the Board of Directors of LICT Corporation and CIBL, Inc., which are diversified publicly traded holding companies involved in various telecommunications, media, and service businesses. Mr. Muoio closely follows companies in the media, entertainment and sports industries which will be helpful in sourcing a potential business combination. Mr. Muoio is a member of the Institute of Chartered Financial Analysts, as well as the New York Society of Securities Analysts. Mr. Muoio received a B.B.A. with a major in finance from the University of Notre Dame in 1981 and an M.B.A. with a concentration in Finance from Notre Dame in 1985.

Steven T. Shapiro is a founding partner of GoldenTree Asset Management and sits on GoldenTree’s Executive Committee. For many years, he was responsible for the firm’s investments in media and communications as well its investments in distressed assets. Started in 2000, GoldenTree currently has approximately $47 billion under management and is based in New York, with offices in West Palm Beach, London, Singapore, Sydney, Tokyo and Dublin. Under Mr. Shapiro’s guidance, GoldenTree made numerous successful investments totaling several billions of dollars in sectors including broadcasting, outdoor, entertainment, publishing, cable and telecom. Prior to GoldenTree, Mr. Shapiro was a Managing Director in the High Yield Group at CIBC World Markets, where he headed Media and Telecommunications Research. While at CIBC, Mr. Shapiro was involved in several billion dollars of equity and debt financings for media and communications companies. Prior to its acquisition by CIBC in 1995, Mr. Shapiro was a research analyst with The Argosy Group, a high yield investment-banking boutique in New York. Before joining Argosy, Mr. Shapiro was a bankruptcy attorney with Stroock & Stroock & Lavan in New York. Mr. Shapiro’s extensive experience will be invaluable in helping assess and evaluate potential business combinations. Mr. Shapiro has served on numerous corporate and not-for-profit boards. He is currently a member of the Board of Overseers of the University of Pennsylvania Law School, and is a member of the Executive Committee and former President of the Board of Trustees of the Abraham Joshua Heschel School in New York. Mr. Shapiro is a graduate of The University of Pennsylvania Law School, where he served as Senior Editor of the Labor Law Journal. He graduated with Honors from the University of Pennsylvania College of Arts & Sciences with a major in modern diplomatic history and was a member of the History Honor Society.

Alan J. Weber is the Chief Executive Office of Weber Group LLC, focusing on investments in the Financial Services and Technology Services industries/sectors. He has vast experience as a senior executive at financial companies, including large publicly traded companies such as Citibank and Aetna, Inc. Mr. Weber is the former Chairman and CEO of U.S. Trust Co., a 160 year-old firm specializing in trust, investment management, tax and estate planning and private banking. Prior to joining U.S. Trust in October 2002, Mr. Weber was Vice Chairman and Chief Financial Officer at Aetna, Inc., where he was responsible for corporate strategy, capital management, information technology, investor relations and financial operations. The cornerstone of Mr. Weber’s career was built at Citicorp, where he worked from 1971 to 1998, holding senior positions in corporate banking, consumer banking and corporate operations/technology. Mr. Weber was Chairman of Citibank International and an Executive Vice President of Citibank. Mr. Weber is a director of Street Diligence, Inc., a fintech services business. Mr. Weber was a director of Broadridge Financial Solutions, Inc., a global provider of investor communications, securities processing, wealth management services and outsourcing solutions to the financial services industry, from 2007 until his retirement from the board in November 2021. From 2008 until 2018, he was the Chairman of KGS-Alpha Capital Markets, a fixed income broker-dealer. Previously, Mr. Weber was a director of Diebold-Nixdorf, Inc., and Sandridge Energy, Inc., (NYSE: SD), an oil and gas exploration company. Mr. Weber received his B.S. in Economics from the Wharton School at the University of Pennsylvania and an MBA from the Kellogg School at Northwestern University.

John Zieser is a senior media executive with a unique and long-established record of success in business development and deal-making, business operations and acquisition integration, and finance, audit, and corporate governance. He currently serves as Founder of JSZ Holdings, LLC, a company engaged in private equity and venture capital activities as well as consulting and deal advisory services. Previously, Mr. Zieser served as Chief Development Officer and General Counsel for Meredith Corporation (NYSE: MDP), one of the nation’s leading multi-platform media and marketing services companies. He was responsible for managing the company's business development functions and oversaw company-wide legal affairs, corporate privacy, and government relations. Mr. Zieser played a key role in the transformation of Meredith’s businesses through multiple expansion initiatives in the media, digital, consumer revenue and licensing sectors. During his time at Meredith, Mr. Zieser was directly involved in over 300 transactions many of which were mid-stage digital, consumer revenue and marketing services and media businesses, combined with larger disruptive and synergistic transactions of traditional media businesses, all aggregating to approximately $16 billion in transaction value. Mr. Zieser played a critical role in Meredith selling their television business to Gray Television for $2.8bn followed by the sale of the remaining Meredith business to IAC for $2.7bn. Other select transactions which Mr. Zieser was instrumental for Meredith, include its $2.8bn acquisition of Time Inc. and several local TV station acquisitions for purchase prices in aggregate of over $680mm. As part of the integration of Time, Mr. Zieser led a rigorous strategic portfolio review of the combined Meredith / Time businesses. This review resulted in Mr. Zieser leading an aggressive series of unique and “bespoke” sales processes of non-core business, which generated over $1 billion of net sales proceeds. Between 2018 and 2021, this process included high profile sports brands such as Sports Illustrated (SI.com), Golf (golf.com) and FanSided, as well as over-the-top (OTT) platform XUMO. While at Meredith, he was instrumental in forging major strategic partnership transactions with market leading companies such as Apple, Walmart and Wyndham. Mr. Zieser’s relationships and deep M&A diligence experience will be invaluable in helping evaluate potential business combinations. Prior to joining Meredith, Mr. Zieser was Group President at First Data Merchant Services, an $800 million subsidiary of First Data Corporation. Prior to First Data, he was with the multi-national law firm of Sullivan & Cromwell where he specialized in U.S. and international mergers, acquisitions, venture capital and private equity transactions. Mr. Zieser earned his law degree from Cornell University, graduating Magna Cum Laude, and served as Senior Editor on the Cornell Law Review. Mr. Zieser earned both his MBA and BBA degrees with Beta Gamma Sigma honors from the University of Iowa.

With respect to the foregoing examples, past performance of our management team and Board and their collective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate, or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, our Board or their affiliates as indicative of our future performance. In addition, for a list of entities to which our officers and directors currently have fiduciary or contractual obligations that may present a conflict of interest, please refer to the table and subsequent explanatory paragraph under “Management—Conflicts of Interest.”

Market Overview

We plan to pursue business combination opportunities with companies operating in the media, entertainment and sports industries or adjacent sectors. We have particular expertise in television broadcasting, and in local media generally. The media, entertainment and sports industries are in the midst of an unprecedented level of disruption, initially caused by a shift in the media landscape and then further amplified by the COVID-19 pandemic. This has resulted in a significant number of companies that would benefit from access to public markets and capital to grow in the current environment.

Additionally, with our management team and Board’s expertise in these sectors, we are well positioned to help companies thrive against the current backdrop. Our management team and Board have a long history of overseeing and growing market leading media companies in the sectors we are targeting. We believe that our experience, leadership and industry expertise can help stockholders generate excess returns.

The media, entertainment and sports landscape continue to shift dramatically. This shift is resulting in the disruption of traditional business models and many companies are needing to refine their business plan in order to best serve their customers. The introduction of emerging technologies is creating further dislocation and leading to a shift in how consumers engage with media platforms. The dynamic change in these industries is resulting in tremendous opportunity for growth and disruption of more traditional businesses. Certain factors contributing to this shifting landscape which have helped create opportunities include:

•	Increased bifurcation between local advertising and national advertising

•	Rise of OTT platforms which are competing for increased market share

•	Proliferation of original media content

•	Shift of advertising revenue from traditional media to digital media platforms

•	Widespread and continued legalization of sports betting

•	Increased use of data and analytics within sports

We believe there are many potential targets within the media, entertainment and sports industries that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very mature businesses with established franchises, recurring revenues and strong cash flow to high growth innovative companies. We are not, however, required to complete our initial business combination with a media, entertainment or sports business and, as a result, we may pursue a business combination outside of those industries.

Business Strategy

Our management team and Board’s strategy is to create value for our stockholders and generate attractive returns by identifying investment opportunities that could benefit from additional capital, management expertise and operational excellence. We believe our highly experienced team provides us with a distinct advantage to identify a leading media, entertainment or sports company and execute a successful business combination.

With significant experience in the media industry, as well as a long history of structuring and executing value creating strategic transactions, our management team and Board are well positioned to identify business combinations. Our management team, led by our Chief Executive Officer, has long-standing relationships with potential sellers in industries we are targeting and collectively has an excellent reputation as a counter party. Our management team and Board also has extensive experience in identifying and executing proprietary strategic investments in the sectors we are targeting. Throughout our CEO’s career, he has been involved with a diverse set of transactions, including buy-side, sell-side, carve outs and spin offs. Many of the transactions were privately sourced through key relationships developed over time. Our management team and Board has significant experience in the media, entertainment and sports industries which includes executive positions at Gray, Heartland Media, Host Communications, Bull Run, Rawlings Sporting Goods, Meredith Corporation and others. Our management team has a long history and ability to:

•	Grow businesses through operational efficiencies

•	Identify shifts in consumer behavior

•	Pivot businesses in order to help capture significant stockholder value

•	Develop and execute complex legal and financial structures to support publically traded companies

We intend to leverage the management team’s and Board’s unique and vast experience in:

•	Sourcing acquisition opportunities which help generate excess stockholder value

•	Executing strategic transactions that enhance a company’s value proposition

•	Identifying business trends to help drive organic growth

•	Sourcing and leading talented teams to help advance business objectives

•	Navigating the capital markets to help maximize value

Our management team and Board, as well as our advisors, will communicate with their networks of relationships to articulate the parameters for our search for a target business, and will engage in a disciplined process of pursuing and reviewing promising leads.

Business Combination Criteria

Consistent with our business strategy, we have developed the following general criteria that we believe are important in evaluating prospective initial business combinations. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to evaluate opportunities using the following attributes as a guide:

•	Generates stable revenue and cash flows or potential for significant revenue and earnings growth

•	Defensible market position

•	Potential for additional synergistic M&A activity

•	Strong management team that would benefit from our extensive and diverse expertise

•	Ability to benefit from being a publicly traded company with access to the broader capital markets

•	Valuation which is in line with the business fundamentals

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our IPO.

Our Acquisition Process

In evaluating a prospective target business for our initial business combination, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors, or any of their respective affiliates. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, or any of their affiliates, we, or a committee of disinterested directors, will obtain an opinion from an independent investment banking firm which is a member or FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view. We do not anticipate being required to obtain such an opinion in any other context, except as discussed elsewhere in this Report.

Members of our management team directly or indirectly owns founder shares and/or private placement and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.003 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and may determine to only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Further, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Sourcing of Potential Initial Business Combination Targets

Our management team and Board has significant transaction experience which we believe will provide us an advantage while sourcing potential initial business combination targets. Our management team and Board has developed long-standing corporate relationships over their careers and intends to leverage their vast networks during the sourcing phase. Additionally, our management team and Board has gained highly valuable knowledge of the capital markets throughout their time as executives and directors of public companies. Our management team and Board has been instrumental in consummating a significant amount of acquisitions or dispositions, with examples including:

•	Acquisition of Data South Computer Company in 1993

•	Acquiring control of Gray for $14 million in 1993

•	Acquisition of two television stations in Lexington, KY from Kentucky Central Television, Inc. for $38 million in 1994

•	Acquisition of Augusta CBS television station from Television Station Partners for $37 million in 1996

•	Acquisition of two CBS-affiliated television stations and mobile satellite truck business from First American Media, Inc. for $184 million in 1996

•	Acquisition of Busse Broadcasting Corporation and two of its television stations and corresponding disposition of a television station in a transaction valued at over $190 million in 1998

•	Acquisition of 15 television stations from Benedek Broadcasting for $500 million in 2002

•	Acquisition of one television station from Emmis Communications for $186 million in 2005

•	Spun off five newspapers and one wireless business resulting in a separate publically traded company and a $40 million dividend to Gray in 2005

•	Acquisition of one television station from the University of Notre Dame for approximately $85 million

•	Became the largest shareholder of Rawlings Sporting Goods Company, Inc. and named Vice Chairman, which was eventually sold to K2 Inc. for a 48% premium over the public market price

•	Chairman of the Special Committee for the sale of Swiss Army Brands, Inc. to the Swiss Army Corporation in Ibach, Switzerland

•	Formation of Heartland Media in 2013

•	Acquisition of Wincor Nixdorf AG by Diebold for $1.9 billion in 2015

•	Acquisition of a television station from GOCOM Media for $40 million in 2015

•	Acquisition of five television stations from Nexstar Broadcasting Group, Inc. in 2018 for $115 million

•	Acquisition of Time Inc. by Meredith Corporation for $2.8 billion in 2018

•	Sale of Texture by Meredith Corporation to Apple Inc. in 2018

•	Acquisition of multiple television stations over a period of time by Meredith Corporation for an aggregate of over $680mm

•	Sale of eleven television stations to Allen Media Group in 2020 for $305 million

Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target business and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be taken into account for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses (or the portions of such businesses we acquire) and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

Corporate Information

We are a blank check company incorporated as a Delaware corporation on February 10, 2021. Our executive offices are located at 3282 Northside Parkway, Suite 275, Atlanta, GA 30327 and our telephone number is (470) 355-1944. Our website address is www.heartlandmediaacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

Financial Position

With funds held in the trust account available for a business combination from our IPO and the sale of the private placement warrants initially in the amount of $190,544,617 assuming no redemptions and after payment of $6,736,426 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, had any substantive discussions, directly or indirectly, with any business combination target. Our officers and directors are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted, or had any substantive discussions, formal or otherwise with, any prospective target business with respect to a business combination transaction with us.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offerings rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of disinterested directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. In addition, our amended and restated certificate of incorporation provides that an affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

As more fully discussed in the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target business or businesses. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from another entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors or officers will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rules, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Public offering price	$10.00
Type of transaction	Whether stockholder approval is required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the rules of the NYSE, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding (other than in a public offering);

•
any of our directors, officers or substantial stockholders (as defined by the rules of the NYSE) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares in such transactions prior to completion of our initial business combination.

The purpose of such purchases could be to (1) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will be restricted from purchasing shares unless such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted except to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001, upon consummation of an initial business combination and after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Each public stockholder may elect to redeem its public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their initial business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against the proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional redemption rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 18 months from the closing of our IPO or during any Extension Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, to complete our initial business combination. If we have not completed our initial business combination within such 18-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period. However, if our sponsor, officers and directors acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period or during any Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (a) in the case of our initial business combination, upon consummation of such initial business combination and after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is being exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,200,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.25. See “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “Risk Factors—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.25 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the disinterested directors to be too high relative to the amount recoverable or the disinterested directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.25 per share. See “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. The underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.25 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Risk Factors—If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, subject to applicable law and as further described herein. Public stockholders who do not exercise their redemption rights in connection with such an amendment to our certificate of incorporation would still have redemption rights in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then public stockholders. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting, and, if they do vote, independent of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•
we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon consummation of our initial business combination and after payment of the deferred underwriting commission, and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•
if our initial business combination is not consummated within 18 months from the closing of our IPO, or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if we Fail to Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period.
	Redemptions in connection with our initial business combination	Other permitted purchases of public shares by our affiliates	Redemptions if we fail to complete an initial business combination
Calculation of redemption price
Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account, as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.25 per share), including interest earned on the funds held in the trust account (net of taxes payable), divided by

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such purchases will be restricted except to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.

If we have not completed our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.25 per share), including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public the number of then outstanding public shares, subject to the limitation that we will only redeem public shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.
shares.

Impact to remaining stockholders
The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).
If the permitted purchases described above are made, there will be no impact to our remaining stockholders because the purchase price would not be paid by us.
The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 3282 Northside Parkway, Suite 275, Atlanta, GA 30327 from an affiliate of our sponsor. We consider our current office space adequate for our current operations. We pay an affiliate of our sponsor $20,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Summary Risk Factors

•	We are a newly incorporated blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•	If we seek stockholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our ability to extend the term we have to consummate our initial business combination to up to 21 months from the closing of our IPO will not provide our public stockholders with a corresponding vote or redemption right.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

•
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our IPO (plus any additional Extension Period), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 7,217,600, or 37.5% (assuming all outstanding shares are voted), or 1,202,935, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 19,246,931 public shares sold in our IPO to be voted in favor of our initial business combination in order to have such initial business combination approved. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholders approval of our initial business combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time period described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account. We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.25 per share, or less than $10.25 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

We have the right to extend the term we have to complete our initial business combination to up to 21 months from the closing of our IPO without providing our public stockholders with a corresponding vote or redemption right.

We will initially have until 18 months from the closing of our IPO to complete our initial business combination. However, if we anticipate that we may not be able to complete our initial business combination within such period, we may, by resolution of our board of directors, extend the period of time we will have to complete an initial business combination by an additional three months, subject to the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account. Our public stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Our sponsor may elect, but is not required, to lend such amount to us. In addition, our sponsor may have a conflict of interest in determining if and when to make such loan to us. In the event we complete our initial business combination, the loan would be repaid out of funds released to us from the trust account. If we do not complete a business combination, the loan would not be repaid. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s public stockholders and in connection with such vote, public stockholders would have the right to redeem their public shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The outbreak of COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, any future pandemic or other events (such as terrorist attacks or natural disasters) continue for an extensive period of time, including as a result of protectionist sentiments or legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Business—Permitted Purchases of Our Securities” for a description of how such persons will determine from which stockholders to seek to acquire shares or warrants. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We would expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Business—Tendering Stock Certificates In Connection With a Tender Offer or Redemption Rights.”

Although we have selected general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have selected general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not necessarily be required to obtain an opinion from an independent investment banking firm or from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, and 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 2,500,000 shares of undesignated preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there are 230,753,069 and 20,188,268 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which in the case of the Class A common stock, does not take into account shares reserved for issuance upon exercise of outstanding warrants and shares issuable upon conversion of the shares of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

•
may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), and because our initial stockholders who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor currently owns 4,811,732 founder shares, after initially purchasing 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and after surrendering an aggregate of 2,375,768 founder shares for no consideration, which will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,661,119 private placement warrants, each exercisable for one share of our Class A common stock, for a purchase price of $10,661,119 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant may be exercised for one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units sold in our IPO, except that: (1) the founder shares are subject to certain transfer restrictions, as described in more detail below; (2) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination; (b) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the founder shares are entitled to registration rights; and (5) only holders of the founder shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. In particular, because the founder shares were purchased at approximately $0.003 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose approximately $5,000 in connection with the same transaction. This risk may become more acute as the deadline for the completion of our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following, we may choose to incur substantial debt to complete our initial business combination (including working capital loans that our sponsor, members of our management team or any of their affiliates or other third parties may make, up to $1,500,000 of which may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender at the time of the business combination). We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. For example, Mr. Prather was CEO and President of Triple Crown Media during its bankruptcy in 2009. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A common stock during the 10-trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our warrants as a warrant liability and will record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 18 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of March 31, 2022, we had approximately $809,577 in our operating account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.25 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

•	each of which may make it difficult for us to complete our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geography, nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geography, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Related to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. Although we expect to meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO (or following any applicable Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock.

We did not register the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our IPO, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We did not register the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time of our IPO. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, to use our commercially reasonable efforts to file, and within 60 business days following our initial business combination have declared effective, a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the redemption or expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and may expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our IPO. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement with our sponsor, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor or warrants issued in connection with working capital loans are registered for resale.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our outstanding common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of our Class B common stock.

Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement warrants issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. This may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us, subject to certain limited exceptions, so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding, and may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

As of the date of this Annual Report, we have outstanding warrants to purchase 20,284,584 shares of our Class A common stock at a price of $11.50 per whole share. Our initial stockholders currently hold 4,811,732 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, including the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of our IPO did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.25 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “Risk Factors—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds from our IPO held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.25 per share.

The net proceeds of our IPO and certain proceeds from the concurrent sale of the private placement warrants are held in the trust account. The proceeds held in the trust account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our tax obligations, and up to $100,000 of dissolution expenses) would be reduced. In the event that we have not completed our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $179,375,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.25 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as our net tangible assets, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (a) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of our IPO or during any Extension Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis.

First, if we call the public warrants for redemption in the circumstances when the price per share of Class A common stock equals or exceeds $18.00 and, in connection therewith, we require warrant holders to exercise their warrants on a cashless basis or if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If this exemption, or another exemption is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis under these circumstances, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of warrants surrendered by the holder, subject to adjustment, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash.

Second, if we call the public warrants for redemption when the price per share of Class A common stock equals or exceeds $10.00, holders who wish to exercise their warrants may do so on a cashless basis. In the event of an exercise on a cashless basis under those circumstances, a holder would receive that number of shares determined by reference to an agreed table, which is set forth in the warrant agreement, based on the redemption date and the “fair market value” of Class A common stock. In either case, this will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Risks Related to Our Sponsor, Management, Directors and Employees

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Any past experience and performance of our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, including, without limitation, the sample transactions set forth under “Business–Sourcing of Potential Initial Business Combination Targets” as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our stockholders may experience losses on their investment in our securities.

We may engage in a business combination with one or more target businesses that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our Initial Business Combination” and “Proposed Business—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors.

Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest. For more information, see the section entitled “Management—Conflicts of Interest.”

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.25 per public share; or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Furthermore, even if our directors decide to seek to enforce the sponsor’s indemnification obligations, given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. If our independent directors choose not to enforce these indemnification obligations or are unsuccessful in enforcing the sponsor’s indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.25 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular our senior management. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements in relation to their other obligations. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. For more information, see the section entitled “Management—Conflicts of Interest.”

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which they may be entitled to substantial compensation and are not required to contribute any specific number of hours per week to our affairs. Our officers and directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Although we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, the personal and financial interests of such individuals in negotiating such compensation may influence their motivation in identifying and selecting a target business.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Our directors, officers, sponsor, or their respective officers and affiliates may become involved with subsequent blank check companies similar to our Company.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Affiliates of our sponsor are engaged in an array of investment activities that may in the future create overlap with companies that may be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Since only holders of our founder shares have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks Related to The Company after a Business Combination

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained.

Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is possible that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Other Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

We will depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently utilize office space at 3282 Northside Parkway, Suite 275, Atlanta, GA 30327 from an affiliate of our sponsor. We consider our current office space adequate for our current operations. We pay an affiliate of our sponsor $20,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on The New York Stock Exchange under the symbols “HMA.U,” “HMA” and “HMA.WS,” respectively. Our units commenced public trading on January 21, 2022, and our Class A common stock and warrants commenced public trading on March 14, 2022.

Holders

As of March 1, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our redeemable warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 3, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note. This loan was non-interest bearing and payable upon the completion of our IPO. As of December 31, 2021, we had borrowed $1,000 under the promissory note with our sponsor. Such amount was repaid in full upon the closing of our IPO.

On March 4, 2021, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 founder shares outstanding. On January 14, 2022, our sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 founder shares outstanding. On February 4, 2022, our sponsor surrendered 219,518 founder shares for no consideration, as a result of the underwriters’ partial exercise of their over-allotment option in our IPO, resulting in 4,811,732 founder shares outstanding. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding common stock upon completion of our IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

On January 25, 2022, we consummated our IPO of 17,500,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. BofA Securities, Inc. and Moelis & Company LLC were joint book-running managers of our IPO. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-261374). The registration statements became effective on January 20, 2022.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 9,875,000 Private Placement Warrants to Heartland Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $ 9,875,000.

The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $ 179,375,000, comprised of $171,500,000 of the proceeds from the IPO (which amount includes $6,125,000 of the underwriters’ deferred discount) and $7,875,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 3, 2022, the underwriters of our IPO partially exercised the over-allotment option and on February 7, 2022, purchased an additional 1,746,931 Over-Allotment Units, generating gross proceeds of $17,469,310. In connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to the Company of $786,119. In connection with the closing and sale of the Over-Allotment Units and 786,119 additional Private Placement Warrants, a total of $17,906,042.75 comprised of $17,119,923.80 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $611,425.85 of the underwriters deferred discount) and $786,118.95 of the proceeds of the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

We paid a total of $3,849,386 in underwriting discounts and commissions and $891,506 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $6,736,426 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated January 20, 2022 which was filed with the SEC.

Stock Repurchases

We did not repurchase shares of our common stock during the year ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Overview

We are a newly formed blank check company incorporated as a Delaware corporation on February 10, 2021 and created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, had any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, the proceeds of the sale of our capital stock in connection with our initial business combination, shares of our capital stock issued to owners of the target, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in connection with our initial business combination:

•
may significantly dilute the equity interest of our existing investors, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation and IPO. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of $14,010, which consisted of solely formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had $25,722 in our operating bank account, and working capital deficit of $695,249 (excluding deferred offering costs). Our liquidity needs up to December 31, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares.

Subsequent to the annual period covered by this Annual Report, we consummated the IPO and private placement. Of the net proceeds from the sale of the units and private placement warrants, $197,281,043 of cash was placed in the trust account and $1,567,447 of cash was held outside of the trust account and is available for our working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we have alleviated the substantial doubt about our ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Related Party Transactions

Founder Shares

On March 4, 2021, the sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares represent 20% of the outstanding shares after the IPO. Up to 656,250 founder shares were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial business combination; or (B) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the initial business combination that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the founder shares will be released from the Lock-up.

Promissory Note—Related Party

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO.

As of December 31, 2021, $86,414 was outstanding under the promissory note. The loan was repaid in full upon the closing of the IPO out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions). We overpaid $16,055, which will be returned by the sponsor immediately.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

We pay an affiliate of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees.

Off-balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We continue to evaluate the impact of ASU 2020-06 on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company", we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an "emerging growth company," whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Title
Robert S. Prather, Jr.	77	Chief Executive Officer and Director
Shawn Pack	52	Chief Financial Officer
Salvatore Muoio	62	Director
Steven T. Shapiro	54	Director
Alan J. Weber	73	Director
John Zieser	62	Director

Our directors and executive officers are as follows:

Mr. Robert S. Prather Jr., our Chief Executive Officer and one of our directors since March 2021, has extensive experience in the media, entertainment and sports industry. Mr. Prather and a partner acquired control of Gray, a public company, in late 1993. During his tenure, he helped grow the market capitalization of Gray from approximately $52 million to more than $400 million. He was instrumental in increasing Gray’s EBITDA from approximately $6 million at the beginning of his tenure to approximately $176 million during his final full year, representing a CAGR of approximately 20%. Through strategic and transformative acquisitions, Mr. Prather helped Gray increase the number of television stations it owned from three to 30, as well as increase the number of newspapers owned from one to five. Mr. Prather anticipated the eventual decline of the newspaper industry, and in December 2005 Gray spun off five newspapers and one wireless business to a separate public company. Gray operated 22 number one ranked television stations and stations in 17 college towns and eight state capitals. Mr. Prather also served as CEO and a Director of Bull Run Corporation, a sports and affinity marketing management company, from 1992 until its merger into Triple Crown Media, Inc in December 2005. During his time at Gray, Mr. Prather and his partner also acquired Host Communications, a college sports marketing business which became a wholly owned subsidiary of Bull Run. Host Communications provided sports marketing and productions services to a number of collegiate conferences and universities. After successfully growing Host Communications, the business was sold in 2007 to IMG, led by Ted Forstmann, for $74 million. Following his tenure at Gray, Mr. Prather formed Heartland Media in 2013 and partnered with MSouth Equity Partners to help grow the business. Under Mr. Prather’s leadership, Heartland Media acquired its first television station in 2013, and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. Mr. Prather grew Heartland Media’s cash flow to approximately $29 million in 2019. Mr. Prather led the sale of 11 television stations by Heartland Media in February 2020 for $305 million cash. Mr. Prather also currently serves as the Chief Executive Officer and President of Allen Media Broadcasting, LLC.

Since 2004, Mr. Prather has served on the board of GAMCO Investors, Inc. (NYSE: GBL) where he is the Lead Independent Director. He has also served on the board of Ryman Hospitality Properties, Inc. (NYSE: RHP), formerly known as Gaylord Entertainment Company, since 2009. Ryman Hospitality Properties, Inc. is a REIT which specializes in group-oriented, destination hotel assets in urban and resort markets. Ryman Hospitality Properties also owns the Opry Entertainment Group. Previously, Mr. Prather served as a director of Diebold-Nixdorf, Inc. (NYSE: DBD) from April 2013 to April 2018. In 2015, Mr. Prather was actively involved as a board member in Diebold’s $1.9 billion acquisition of Wincor Nixdorf AG, a German ATM maker and financial technology company, which combined the second and third largest ATM / financial technology companies in the world. Mr. Prather was previously the largest shareholder of Rawlings Sporting Goods Company, Inc. (formerly NASDAQ: RAWL), where he served as Vice-Chairman from 1998 to 2001. He was instrumental in selling Rawlings to K2 Inc. for a 48% premium to the unaffected share price. Mr. Prather was on the Board of Directors and an Advisory Board member for Swiss Army Brands, Inc. (formerly NASDAQ: SABI) from 1995 to 2011. Mr. Prather received an undergraduate and graduate degree from the Georgia Institute of Technology. Our board of directors has determined that Mr. Prather’s extensive industry experience acquiring, growing and selling companies makes him a qualified member of our board of directors.

Shawn Pack, our Chief Financial Officer since February 2022, is the Chief Financial Officer of Heartland Media, LLC. Prior to joining Heartland Media, Ms. Pack served as the Chief Financial Officer of the non-profit media company, AETC, Inc. (WABE), a position she held since October 2021, where she was responsible for planning, developing and implementing key financial initiatives as well as ensuring compliance with industry requirements. Prior to that, she worked for over 20 years at Cox Enterprises, most recently as Vice President of Business Operations of Cox Media Group, a position she held starting in December 2013. Ms. Pack received a BBA in Accounting from Augusta University.

Salvatore Muoio, CFA, one of our directors since January 2022, is the founder and managing member of S Muoio & Co. LLC and the manager of several related investment partnerships. Mr. Muoio has significant experience in the public markets and has been involved in the securities industry since 1985. Prior to establishing SM Investors, L.P. in 1997, Mr. Muoio served in the equity markets group of Lazard Frères & Co. LLC from 1995 to 1996 as Director of Equity Research and as an equity analyst concentrating in telecommunications and media industries. Mr. Muoio started his career at Gabelli Funds, Inc. from 1985 to 1995 where he served in several capacities, including as a securities analyst for Gabelli & Company, Inc., Director of Research for GAMCO Investors, and as Portfolio Manager for the Gabelli Global Telecommunications Fund, Inc. Mr. Muoio also serves on the Board of Directors of LICT Corporation and CIBL, Inc., which are diversified publicly traded holding companies involved in various telecommunications, media, and service businesses. Mr. Muoio closely follows companies in the media, entertainment and sports industries which will be helpful in sourcing a potential business combination. Mr. Muoio is a member of the Institute of Chartered Financial Analysts, as well as the New York Society of Securities Analysts. Mr. Muoio received a B.B.A. with a major in finance from the University of Notre Dame in 1981 and an M.B.A. with a concentration in Finance from Notre Dame in 1985. Our board of directors has determined that Mr. Muoio’s extensive experience with public markets and securities, especially in the media, entertainment and sports industries, makes him a qualified member of our board of directors.

Steven T. Shapiro, one of our directors since January 2022, is a founding partner of GoldenTree Asset Management and sits on GoldenTree’s Executive Committee. For many years, he was responsible for the firm’s investments in media and communications as well its investments in distressed assets. Started in 2000, GoldenTree currently has approximately $47 billion under management and is based in New York, with offices in West Palm Beach, London, Singapore, Sydney, Tokyo and Dublin. Under Mr. Shapiro’s guidance, GoldenTree made numerous successful investments totaling several billions of dollars in sectors including broadcasting, outdoor, entertainment, publishing, cable and telecom. Prior to GoldenTree, Mr. Shapiro was a Managing Director in the High Yield Group at CIBC World Markets, where he headed Media and Telecommunications Research. While at CIBC, Mr. Shapiro was involved in several billion dollars of equity and debt financings for media and communications companies. Prior to its acquisition by CIBC in 1995, Mr. Shapiro was a research analyst with The Argosy Group, a high yield investment-banking boutique in New York. Before joining Argosy, Mr. Shapiro was a bankruptcy attorney with Stroock & Stroock & Lavan in New York. Mr. Shapiro’s extensive experience will be invaluable in helping assess and evaluate potential business combinations. Mr. Shapiro has served on numerous corporate and not-for-profit boards. He is currently a member of the Board of Overseers of the University of Pennsylvania Law School, and is a member of the Executive Committee and former President of the Board of Trustees of the Abraham Joshua Heschel School in New York. Mr. Shapiro is a graduate of The University of Pennsylvania Law School, where he served as Senior Editor of the Labor Law Journal. He graduated with Honors from the University of Pennsylvania College of Arts & Sciences with a major in modern diplomatic history and was a member of the History Honor Society. Our board of directors has determined that Mr. Shapiro’s extensive experience researching and investing in media and communications companies makes him a qualified member of our board of directors.

Alan J. Weber, one of our directors since January 2022, is the Chief Executive Office of Weber Group LLC, focusing on investments in the Financial Services and Technology Services industries/sectors. He has vast experience as a senior executive at financial companies, including large publicly traded companies such as Citibank and Aetna, Inc. Mr. Weber is the former Chairman and CEO of U.S. Trust Co., a 160 year-old firm specializing in trust, investment management, tax and estate planning and private banking. Prior to joining U.S. Trust in October 2002, Mr. Weber was Vice Chairman and Chief Financial Officer at Aetna, Inc., where he was responsible for corporate strategy, capital management, information technology, investor relations and financial operations. The cornerstone of Mr. Weber’s career was built at Citicorp, where he worked from 1971 to 1998, holding senior positions in corporate banking, consumer banking and corporate operations/technology. Mr. Weber was Chairman of Citibank International and an Executive Vice President of Citibank. Mr. Weber is a director of Street Diligence, Inc., a fintech services business. Mr. Weber was a director of Broadridge Financial Solutions, Inc., a global provider of investor communications, securities processing, wealth management services and outsourcing solutions to the financial services industry, from 2007 until his retirement from the board in November 2021. From 2008 until 2018, he was the Chairman of KGS-Alpha Capital Markets, a fixed income broker-dealer. Previously, Mr. Weber was a director of Diebold-Nixdorf, Inc., and Sandridge Energy, Inc., (NYSE: SD), an oil and gas exploration company. Mr. Weber received his B.S. in Economics from the Wharton School at the University of Pennsylvania and an MBA from the Kellogg School at Northwestern University. Our board of directors has determined that Mr. Weber’s extensive experience in the financial services and technology industries along with his significant board experience make him a qualified member of our board of directors.

John Zieser, one of our directors since January 2022, is a senior media executive with a unique and long-established record of success in business development and deal-making, business operations and acquisition integration, and finance, audit, and corporate governance. He currently serves as Founder of JSZ Holdings, LLC, a company engaged in private equity and venture capital activities as well as consulting and deal advisory services. Previously, Mr. Zieser served as Chief Development Officer and General Counsel for Meredith Corporation (NYSE: MDP), one of the nation’s leading multi-platform media and marketing services companies. He was responsible for managing the company's business development functions and oversaw company-wide legal affairs, corporate privacy, and government relations. Mr. Zieser played a key role in the transformation of Meredith’s businesses through multiple expansion initiatives in the media, digital, consumer revenue and licensing sectors. During his time at Meredith, Mr. Zieser was directly involved in over 300 transactions many of which were mid-stage digital, consumer revenue and marketing services and media businesses, combined with larger disruptive and synergistic transactions of traditional media businesses, all aggregating to approximately $16 billion in transaction value. Mr. Zieser played a critical role in Meredith selling their television business to Gray Television for $2.8bn followed by the sale of the remaining Meredith business to IAC for $2.7bn. Other select transactions which Mr. Zieser was instrumental for Meredith, include its $2.8bn acquisition of Time Inc. and several local TV station acquisitions for purchase prices in aggregate of over $680mm. As part of the integration of Time, Mr. Zieser led a rigorous strategic portfolio review of the combined Meredith / Time businesses. This review resulted in Mr. Zieser leading an aggressive series of unique and “bespoke” sales processes of non-core business, which generated over $1 billion of net sales proceeds. Between 2018 and 2021, this process included high profile sports brands such as Sports Illustrated (SI.com), Golf (golf.com) and FanSided, as well as over-the-top (OTT) platform XUMO. While at Meredith, he was instrumental in forging major strategic partnership transactions with market leading companies such as Apple, Walmart and Wyndham. Mr. Zieser’s relationships and deep M&A diligence experience will be invaluable in helping evaluate potential business combinations. Prior to joining Meredith, Mr. Zieser was Group President at First Data Merchant Services, an $800 million subsidiary of First Data Corporation. Prior to First Data, he was with the multi-national law firm of Sullivan & Cromwell where he specialized in U.S. and international mergers, acquisitions, venture capital and private equity transactions. Mr. Zieser earned his law degree from Cornell University, graduating Magna Cum Laude, and served as Senior Editor on the Cornell Law Review. Mr. Zieser earned both his MBA and BBA degrees with Beta Gamma Sigma honors from the University of Iowa. Our board of directors has determined that Mr. Zieser’s extensive merger and acquisition transaction experience, expertise in acquisition integration and corporate governance and deep industry relationships make him a qualified member of our board of directors.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Muoio and Mr. Shapiro will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Weber and Mr. Zieser will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Prather will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE). Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and to remove directors prior to our initial business combination, and holders of our public shares will not have the right to vote on the election of directors during such time.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chair or Co-Chairs of the board of directors, a Chief Executive Officer, a President, a Chief Financial Officer, a Chief Operating Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board has determined that each of Mssrs. Muoio, Shapiro, Weber and Zieser are independent directors under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Mssrs. Shapiro, Weber and Zieser. Mr. Weber serves as chairman of the audit committee.

Each member of the audit committee is financially literate and at least one member of our audit committee qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Mssrs. Muoio, Shapiro and Zieser. Mr. Zieser serves as chairman of the compensation committee. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mssrs. Muoio, Shapiro and Zieser. Mr. Muoio serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us and is also be available on our website: www.heartlandmediaacquisition.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

We have adopted a corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of the corporate governance guidelines will be provided without charge upon request from us and is also be available on our website.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, other blank check companies similar to ours during the period in which we are seeking an initial business combination, which may have acquisition objectives that are similar to ours. Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above listed criteria to multiple entities, and if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s business	Affiliation
Robert S. Prather Jr.	Heartland Media, LLC	Media	President and CEO
	GAMCO Investors, Inc.	Investment management	Director
	Ryman Hospitality Properties, Inc.	Real estate	Director
	Allen Media Broadcasting, LLC	Media	President and CEO
Shawn Pack	Heartland Media, LLC AETC, Inc. (WABE)	Media Media	Chief Financial Officer Chief Financial Officer
Salvatore Muoio	S. Muoio & Co. LLC	Investment management	Managing Member and Chief Investment Officer
	CIBL, Inc.	Communications	Director
	LICT Corp.	Communications	Director
Steven T. Shapiro	GoldenTree Asset Management	Investment management	Partner and Portfolio Manager
	FS Credit Income Fund	Investment management	Director
Alan J. Weber	Weber Group LLC Street Diligence, Inc.	Investment management Communications Fintech	Chief Executive Officer Director
John Zieser	IPC Media Pension Trustee Limited	Pension fund	Director
	JSZ Holdings, LLC	Private Equity and Venture Capital	Founder

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. We do not intend to have any full-time employees prior to the completion of our initial business combination. In addition, our officers and directors are engaged in several other business endeavors for which they may be entitled to substantial compensation and are not required to contribute any specific number of hours per week to our affairs.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including other blank check companies similar to ours during the period in which we are seeking an initial business combination, which may have acquisition objectives that are similar to ours. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our sponsor subscribed for founder shares prior to our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO.

•
Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the consummation of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of our IPO or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own shares of Class A common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination. Although we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, the personal and financial interests of such individuals in negotiating such compensation may influence their motivation in identifying and selecting a target business

•
Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests. We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of disinterested directors, will obtain an opinion from independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest. In addition, our amended and restated certificate of incorporation provides that an affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Further, commencing on the date our securities are first listed on the NYSE, we will also pay an affiliate of our sponsor for office space, secretarial and general administrative services provided to us pursuant to the Administrative Services Agreement in the amount of $20,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 18 months, an affiliate of our sponsor will be paid a total of $360,000 ($20,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

The conflicts described above may not be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their founder shares (and their permitted transferees will agree) and any public shares held by them in favor of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL, unless a director violated his or her duty of loyalty to the company or its stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived improper personal benefit from his or her actions as a director.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

Employment Agreements

As of December 31, 2021, we have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

As of the date of this annual report, we had 19,246,931 shares of Class A common stock and 4,811,732 shares of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A Common Stock		Class B Common Stock
	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner (1)
Heartland Sponsor LLC (2)	─	─%	4,811,732(2)	100%
Robert S. Prather, Jr. (2)	─	─%	4,811,732(2)	100%
Shawn Pack (3)	─	─%	─	─%
Salvatore Muoio (3)	─	─%	─	─%
Steven T. Shapiro (3)	─	─%	─	─%
Alan Weber (3)	─	─%	─	─%
John Zieser (3)	─	─%	─	─%
Other 5% Beneficial Owners
Apollo Management (4)	1,700,000	8.8%	─	─%
Sculptor Capital (5)	1,195,901	6.2%	─	─%
Linden Advisors (6)	1,000,000	5.2%	─	─%
All directors and officers as a group (6 individuals)	—	—	4,811,732	100%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Heartland Media Acquisition Corp., 3282 Northside Pkwy, Suite 275, Atlanta, GA 30327.

(2)
Represents shares held by our sponsor. Each of our officers and directors is a member of our sponsor. The shares held by our sponsor are beneficially owned by Mr. Prather, our Chief Executive Officer and the managing member of our sponsor, who has voting and dispositive power over the shares held by our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.

(4)
Based solely upon the Schedule 13G filed by Apollo Management Holdings GP, LLC and certain other reporting persons filing therewith (collectively, “Apollo”) on February 1, 2022. The address of Apollo is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(5)
Based solely upon the Schedule 13G filed by Sculptor Capital LP and certain other reporting persons filing therewith (collectively, “Sculptor”) on January 28, 2022. The address of Sculptor is 9 W. 57th Street, 39th Floor, New York, New York 10019.

(6)
Based solely upon the Schedule 13G filed by Linden Advisors LP and certain other reporting persons filing therewith (collectively “Linden”) on January 28, 2022. The address of Linden is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 4, 2021, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On October 27, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, our sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On February 4, 2022, our sponsor surrendered 219,518 founder shares for no consideration, as a result of the underwriters’ partial exercise of their over-allotment option in our IPO, resulting in 4,811,732 founder shares outstanding as of this Annual Report. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding common stock upon consummation of our IPO. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 10,661,119 private placement warrants at a price of $1.00 per warrant (approximately $10,661,119 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Private placement warrants may be exercised only for a whole number of shares. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

There will be no redemption rights or liquidating distributions form the trust accounts with respect to the founder shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the prescribed time period.

As more fully discussed in “Part III, Item 10—Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into the Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of $20,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes 18 months, an affiliate of our sponsor will be paid a total of $360,000 ($20,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to a promissory note, our sponsor had agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. As of December 31, 2021, $86,414 was outstanding under the promissory note. Such amount was repaid in full upon the closing of our IPO.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Upon the closing of our IPO, we entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Party Policy

Prior to the closing of our IPO, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics, which requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or any of their affiliates, none of which will be made from the proceeds of our IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Mssrs. Muoio, Shapiro, Weber and Zieser is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal period ended December 31, 2021, fees for our independent registered public accounting firm were $39,655 for the services they performed in connection with our IPO.

Audit-Related Fees

During the fiscal period ended December 31, 2021, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in the accompanying financial statements.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit Number	Description

1.1
Underwriting Agreement, dated January 20, 2022, by and among the Company and BofA Securities, Inc. and Moelis & Company LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)
4.3
Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

4.4
Warrant Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

4.5*	Description of the Company’s securities
10.1
Letter Agreement, dated January 20, 2022, by and among the Company, its executive officers, its directors, Heartland Sponsor LLC and Moelis & Company LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.2
Investment Management Trust Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.3
Registration Rights Agreement, dated January 20, 2022, by and among the Company, Heartland Sponsor LLC and the other holders party thereto (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.4
Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and Heartland Sponsor LLC (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.5
Administrative Services Agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC  (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.6
Securities Subscription Agreement, dated March 3, 2021, by and between the Company and Heartland Sponsor LLC (incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)
10.8
Promissory Note, dated March 3, 2021, issued to Heartland Sponsor LLC (incorporated by reference from Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

10.9
Amendment to Promissory Note, dated January 14, 2022, issued to Heartland Sponsor LLC (incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

10.10
Share Forfeiture Notice, dated October 27, 2021 (incorporated by reference from Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

10.11
Share Forfeiture Notice, dated January 14, 2022 (incorporated by reference from Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

24*	Power of Attorney (included on signature page of this annual report)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2022.

HEARTLAND MEDIA ACQUISITION CORP.

By:	/s/ Robert S. Prather, Jr.
Name: Robert S. Prather, Jr.
Title: Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Robert S. Prather, Jr. and Shawn Pack, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert S. Prather, Jr.	Chief Executive Officer and Director	March 31, 2022
Robert S. Prather, Jr.	(Principal executive officer)

/s/ Shawn Pack	Chief Financial Officer	March 31, 2022
Shawn Pack	(Principal financial and accounting officer)

/s/ Salvatore Muoio	Director	March 31, 2022
Salvatore Muoio

/s/ Steven T. Shapiro	Director	March 31, 2022
Steven T. Shapiro

/s/ Alan J. Weber	Director	March 31, 2022
Alan J. Weber

/s/ John Zieser	Director	March 31, 2022
John Zieser

HEARTLAND MEDIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Heartland Media Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Heartland Media Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity and cash flows for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

March 31, 2022

HEARTLAND MEDIA ACQUISITION CORP.
 BALANCE SHEET
 DECEMBER 31, 2021

Assets
Current assets:
Cash	$25,722
Prepaid expenses	26,800
Total current assets	52,522
Deferred offering costs	719,111
Total Assets	$771,633

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$674,229
Promissory note – related party	86,414
Total current liabilities	760,643

Commitments and Contingencies (Note 6)

Stockholder’s Equity
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(14,010)
Total stockholder’s equity	10,990
Total Liabilities and Stockholder’s Equity	$771,633

(1)
Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of the financial statement.

HEARTLAND MEDIA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$14,010
Net loss	$(14,010)
Basic and diluted weighted average shares outstanding(1)	4,375,000
Basic and diluted net loss per common stock	$(0.00)

(1)
Excludes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
	Shares(1)	Amount
Balance as of February 10, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(14,010)	(14,010)
Balance as of December 31, 2021	5,031,250	$503	$24,497	$(14,010)	$10,990

(1)
Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(14,010)
Changes in current assets and liabilities:
Prepaid expenses	(26,800)
Accrued expenses	40,532
Net cash used in operating activities	(278)
Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note to related party	1,000
Net cash provided by financing activities	26,000
Net change in cash	25,722
Cash, beginning of the period	—
Cash, end of the period	$25,722
Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor under the promissory note	$85,414
Deferred offering costs in accrued offering costs and expenses	$633,697

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1—Organization and Business Operations

Heartland Media Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 10, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific target business and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding a Business Combination with the Company.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Heartland Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 20, 2022 (the “Effective Date”). On January 25, 2022, the Company consummated its Initial Public Offering (“IPO”) of 17,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 9,875,000 warrants (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,875,000, which is discussed in Note 4.

On February 3, 2022, the Company issued an additional 1,746,931 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $17,469,310, which is discussed in Note 3. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 786,119 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $786,119, which is discussed in Note 4.

Transaction costs amounted to $11,845,311 consisting of $3,849,386 of underwriting commissions, $6,736,426 of deferred underwriting commissions, $805,493 of incentives to two investors (see Note 4), and $891,506 of other offering costs, partially offset by the reimbursement of $437,500 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on January 25, 2022 and the partial exercise of the over-allotment option on February 3, 2022, an amount of $197,281,043 ($10.25 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested only in U.S. “government securities” with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the Trust Account or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the initial Business Combination; or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.25 per public share.

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”) or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the Trust Account. If the Company has not completed the initial Business Combination within the Combination Period or during any Extension Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to: (1) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation; and (3) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 18 months as a result of either (a) at the election of the Company, an additional three months, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the trust account or (b) a stockholder vote to amend the Company’s amended and restated certificate of incorporation (any such additional period, an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnification obligations. Given that the Sponsor’s only assets are securities of the Company, the Sponsor may not be able to satisfy those indemnification obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $25,722 in its operating bank account, and a working capital deficit of $695,249 (excluding deferred offering costs). The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares.

Subsequent to the annual period covered by this annual report on Form 10-K (the “Annual Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the sale of the Units and Private Placement Warrants, $197,281,043 of cash was placed in the Trust Account and $1,567,447 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company has alleviated the substantial doubt about the Company’s ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021. The Company held $25,722 in cash as of December 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to the total proceeds received. Upon completion of the IPO, offering costs associated with warrant liability were expensed and presented as non-operating expenses in the statement of operations, and offering costs associated with the common stock were charged to the stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, upon IPO, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Class A Common Stock Subject to Possible Redemption

The Company's Class A common stock that were sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company's liquidation, or if there is a stockholder vote or tender offer in connection with the Company's initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with Public Warrants and as such, upon the IPO, the initial carrying value of Public Shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20.

Net Loss Per Common stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of common stock, after giving effect to the share recapitalizations described in Notes 5, that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from February 10, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company continues to evaluate the impact of ASU 2020-06 on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On January 25, 2022, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

On February 3, 2022, the Company issued an additional 1,746,931 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $17,469,310.

Following the closing of the IPO on January 25, 2022 and the partial exercise of the over-allotment option on February 3, 2022, an amount of $197,281,043 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 9,875,000 warrants at a price of $1.00 per warrant ($9,875,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share.

Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 786,119 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement, generating gross proceeds of $786,119.

The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.

On December 9, 2021, two investors affiliated with an employee of an affiliate of an underwriter of the Company’s IPO committed to purchase a total of 85,800 units in the Sponsor (the “Sponsor Units”) at a price of $5.00 per Sponsor Unit, for total proceeds to the Sponsor of $429,000. Each Sponsor Unit relates to a membership interest in the Sponsor consisting of 1.75 shares of Class B common stock and 4.9375 Private Placement Warrants of the Company. Upon the IPO, the excess of the fair value of the membership interests transferred over the purchase price of $805,493 were accounted for as offering costs in connection with the private placement and immediately expensed.

Note 5—Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares represent 20% of the outstanding shares after the IPO. Up to 656,250 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the Lock-up.

Promissory Note—Related Party

The Company’s Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO.

As of December 31, 2021, $86,414 was outstanding under the promissory note. The loan was repaid in full upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $16,055, which will be returned by the Sponsor immediately.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be entered into on or prior to the closing of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The underwriters partially executed their over-allotment option on February 3, 2022 to purchase an additional 1,746,931 Units at a price of $10.00 per Unit.

The underwriters received a cash underwriting discount of $3,500,000 upon the IPO and $349,386 upon the partial exercise of over-allotment option.

Additionally, the underwriters are entitled to a deferred underwriting discount of $6,736,426, upon the completion of the Company's initial Business Combination.

Note 7—Warrant Liability

No warrants were outstanding as of December 31, 2021. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial business combination, and will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company’s satisfying its obligations described below with respect to registration, or such warrant may be exercised on a cashless basis in accordance with the terms of the warrant agreement. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and may expire worthless. In no event will the Company be required to net cash settle any warrants. In the event that a warrant is not exercisable, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the redemption or expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange and, as such, does not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of warrants surrendered by such holder, subject to adjustment. The “fair market value” as used in this paragraph shall mean the average of the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” of the Class A common stock (as defined above);

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above); and

•
if, and only if, the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above), the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The Company accounted for the 20,284,585 warrants issued in connection with the IPO and underwriters’ partial exercise of their over-allotment option (the 9,623,466 Public Warrants and the 10,661,119 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Note 8—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares represent 20% of the outstanding shares after the IPO. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amount issued in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the IPO, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, an affiliate of the Sponsor or any of the Company’s officers or director.

Note 9–Income Tax

The Company’s net deferred tax assets as of December 31, 2021 are as follows:

December 31,
2021
Deferred tax assets
Net operating loss carryforward	$2,703
Startup costs	239
Total deferred tax assets	2,942
Valuation allowance	(2,942)
Deferred tax assets	$—

The income tax provision for the period from February 10, 2021 (inception) through December 31, 2021 consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(2,942)
State and Local
Current	—
Deferred	—
Change in valuation allowance	2,942
Income tax provision	$—

As of December 31, 2021, the Company had $12,872 of U.S. federal net operating loss carryovers available to offset future taxable income indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $2,942.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
Valuation allowance	-21.0%
Income tax provision	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the period from February 10, 2021 (inception) through December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return for the period from February 10, 2021 (inception) through December 31, 2021 remains open and subject to examination.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The registration statement for the Company’s IPO was declared effective on January 20, 2022.

On January 25, 2022, the Company consummated its IPO and associated Private Placement (see Note 3 and Note 4).

On February 3, 2022, the underwriters partially exercised the over-allotment option (see Note 3 and Note 4).

On January 25, 2022, the promissory was repaid in full. The Company overpaid $16,055, which was returned by the Sponsor immediately.