Form 10-Q
period 2022-03-31
Heartland Media Acquisition Corp.
filed 2022-05-23
CIK 1850529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________ to________________

Commission File Number: 001-41152
HEARTLAND MEDIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2016556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3282 Northside Pkwy Suite 275 Atlanta, Georgia (Address Of Principal Executive Offices)	30327 (Zip Code)
(470) 355-1944
Registrant’s telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	HMA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	HMA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HMA.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 23, 2022, 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

HEARTLAND MEDIA ACQUISITION CORP.
Form 10-Q
For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and the period from February 10, 2021 (inception) though March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and the period from February 10, 2021 (inception) though March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period from February 10, 2021 (inception) though March 31, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$794,127	$25,722
Prepaid expenses	353,630	26,800
Due from Sponsor	16,055	—
Total current assets	1,163,812	52,522

Prepaid insurance, long-term	274,104	—
Deferred offering costs	—	719,111
Marketable securities held in Trust Account	197,299,051	—
Total Assets	$198,736,967	$771,633

Liabilities Commitments and Contingencies, and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$291,612	$674,229
Promissory note – related party	—	86,414
Due to related party	20,000	—
Total current liabilities	311,612	760,643

Warrant liability	3,269,758	—
Deferred underwriting fee payable	6,736,426	—
Total liabilities	10,317,796	760,643

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 19,246,931 and no shares at redemption value of $10.25 at March 31, 2022 and December 31, 2021, respectively	197,281,043	—

Stockholders’ (Deficit) Equity		—
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 19,246,931 and no shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,811,732 and 5,031,250 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	481	503
Additional paid-in capital	126,789	24,497
Accumulated deficit	(8,989,142)	(14,010)
Total stockholders' (Deficit) Equity	(8,861,872)	10,990
Total Liabilities, Commitments and Contingencies, and Stockholders’ (Deficit) Equity	$198,736,967	$771,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,	For the period from February 10, 2021 (inception) through March 31,
	2022	2021
Formation costs, operating costs, and general and administrative costs	$474,354	$860
Loss from operations	(474,354)	(860)

Other income (loss)
Warrant issuance costs	(788,506)	—
Change in fair value of warrant liability	7,918,351	—
Change in fair value of over-allotment option liability	99,343	—
Interest earned on marketable securities held in Trust Account	18,008	—
Total other income (loss)	7,247,196	—

Net income (loss)	$6,772,842	$(860)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	13,939,723	0.00
Basic and diluted net income (loss) per Class A common stock subject to redemption	$0.36	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock(1)	4,651,597	2,450,000
Basic and diluted net income (loss) per Class B common stock	$0.36	$(0.00)

1. Excluding 219,518 shares of Class B common stock forfeited due to the underwriters’ partial exercise of their over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of January 1, 2022	—	$—	5,031,250	$503	$24,497	$(14,010)	$10,990

Sale of 17,500,000 units through public offering	17,500,000	1,750	—	—	174,998,250	—	175,000,000
Sale of 1,746,931 units through public offering-OA	1,746,931	175	—	—	17,469,135	—	17,469,310
Sale of 9,875,000 Private Placement Warrants	—	—	—	—	9,875,000	—	9,875,000
Sale of 786,119 Private Placement Warrants-OA	—	—	—	—	786,119	—	786,119
Underwriters’ discount	—	—	—	—	(3,500,000)	—	(3,500,000)
Underwriters’ discount-OA	—	—	—	—	(349,386)	—	(349,386)
Offering expenses reimbursed by underwriter	—	—	—	—	437,500	—	437,500
Offering expenses reimbursed by underwriter - OA	—	—	—	—	43,673	—	43,673
Deferred underwriter Discount	—	—	—	—	(6,125,000)	—	(6,125,000)
Deferred underwriter Discount-OA	—	—	—	—	(611,426)	—	(611,426)
Offering costs closed to APIC	—	—	—	—	(1,570,209)	—	(1,570,209)
Warrant issuance costs	—	—	—	—	788,506	—	788,506
Incentives to bankers to participate in private placement	—	—	—	—	805,493	—	805,493
Warrant liability recognition	—	—	—	—	(11,188,109)	—	(11,188,109)
Initial classification of over-allotment liability	—	—	—	—	(226,132)	—	(226,132)
Forfeiture of 219,518 shares of Class B common stock	—	—	(219,518)	(22)	22	—	—
Remeasurement for Class A common stock to redemption value	(19,246,931)	(1,925)	—	—	(181,531,144)	(15,747,974)	(197,281,043)
Net income	—	—	—	—	—	6,772,842	6,772,842
Balance as of March 31, 2022	—	$—	4,811,732	$481	$126,789	$(8,989,142)	$(8,861,872)

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(860)	(860)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(860)	$24,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,	For the period from February 10, 2021 (inception) through March 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$6,772,842	$(860)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,008)	—
Change in fair value of warrant liability	(7,918,351)	—
Change in over-allotment option liability	(99,343)	—
Warrant issuance costs	788,506	—
Changes in current assets and current liabilities:
Prepaid expenses	(600,934)	—
Accrued offering costs and expenses	(367,131)	860
Due to related party	20,000	—
Net cash used in operating activities	(1,422,419)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(197,281,043)	—
Net cash used in investing activities	(197,281,043)	—

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from promissory note – related party	—	1,000
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000	—
Proceeds from the partial exercise of over-allotment option, net of underwriting discounts paid	17,906,043	—
Proceeds from the sale of Private Placement Warrants	9,875,000	—
Proceeds from reimbursement by underwriters of offering costs	481,173	—
Payment of promissory note – related party	(142,124)	—
Payment of deferred offering costs	(148,225)	—
Net cash provided by financing activities	199,471,867	26,000

Net change in cash	768,405	26,000
Cash, beginning of the period	25,722	—
Cash, end of the period	$794,127	$26,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering cost included in accrued offering costs	$5,000	$30,680
Initial value of Class A common stock subject to possible redemption	$197,281,043	$—
Remeasurement for Class A common stock to redemption amount	$20,822,946	$—
Deferred underwriting fee payable	$6,736,426	$—
Deferred offering cost charged to Additional paid-in capital	$434,836	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the IPO (as defined below), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Heartland Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 20, 2022 (the “Effective Date”). On January 25, 2022, the Company consummated its Initial Public Offering (“IPO”) of 17,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of an aggregate of 9,875,000 warrants (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,875,000, which is discussed in Note 4.

On February 7, 2022, the Company issued an additional 1,746,931 Units in connection with the partial exercise by the underwriters of the IPO of their over-allotment option, generating gross proceeds of $17,469,310, which is discussed in Note 3. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 786,119 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement (the “Over-allotment Private Placement” and, together with the Private Placement, the “Private Placements”) generating gross proceeds of $786,119, which is discussed in Note 4.

Transaction costs amounted to $11,487,823 consisting of $3,849,386 of underwriting commissions, $6,736,426 of deferred underwriting commissions, $448,005 of incentives to two investors (see Note 4), and $891,506 of other offering costs, partially offset by the reimbursement of $437,500 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account (as defined below) for working capital purposes.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on January 25, 2022 and the partial exercise of the over-allotment option on February 7, 2022, an amount of $197,281,043 ($10.25 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested only in U.S. “government securities” with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the Trust Account or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The Company will provide the public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the initial Business Combination; or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be $10.25 per public share.

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

The Company has only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”) or up to 21 months from the closing of the IPO, until July 25, 2023 (18 months) or up to October 25, 2023 (21 months), at the election of the Company, subject to certain conditions, including the deposit of $1,924,693.10 (or $0.10 per unit) into the Trust Account. If the Company has not completed the initial Business Combination within the Combination Period or during any Extension Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Liquidity and Going Concern

As of March 31, 2022, the Company had $794,127 in its operating bank account, and working capital of $884,192.

Subsequent to the annual period covered by the annual report on Form 10-K (the “Annual Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the sale of the Units and Private Placement Warrants, $197,281,043 of cash was placed in the Trust Account and $1,567,447 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022, and the Company’s prospectus for its IPO as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021. The Company held $794,127 and $25,722 in cash as of March 31, 2022 and December 31, 2021, respectively.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Offering Costs

Deferred offering costs consisted of legal expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to the total proceeds received. Upon completion of the IPO, offering costs associated with warrant liability were expensed and presented as non-operating expenses in the statement of operations, and offering costs associated with the common stock were charged to the stockholders’ equity.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,487,823 as a result of the IPO (consisting of $3,849,386 of underwriting commissions, $6,736,426 of deferred underwriting commissions, $448,005 of incentives to two investors (see Note 4), and $891,506 of other offering costs, partially offset by the reimbursement of $437,500 of offering expenses by the underwriters). The Company immediately expensed $1,122,330 of offering costs in connection with the warrant liability and $448,005 of incentives to banker investors.

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

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Class A Common Stock Subject to Possible Redemption

The Company's Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such public shares in connection with the Company's liquidation, or if there is a stockholder vote or tender offer in connection with the Company's initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with Public Warrants and as such, the initial carrying value of Public Shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20.

As of March 31, 2022, the amount of Public Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$192,469,310
Less: Proceeds allocated to liability classified warrants and over-allotment	(5,514,364)
Less: Class A common stock issuance costs	(10,634,603)
Add: Remeasurement of carrying value to redemption value	20,960,700
Class A common stock subject to possible redemption	$197,281,043

Net Loss Per Common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,284,585 shares of Class A common stock in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$5,078,259	$1,694,583	$—	$(860)
Denominator:
Basic and diluted weighted average shares outstanding	13,939,723	4,651,597	—	2,450,000
Basic and diluted net income (loss) per common stock	$0.36	$0.36	$(0.00)	$(0.00)

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3—Initial Public Offering

On January 25, 2022, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

On February 7, 2022, the Company issued an additional 1,746,931 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $17,469,310.

Following the closing of the IPO on January 25, 2022 and the partial exercise of the over-allotment option on February 7, 2022, an amount of $197,281,043 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 9,875,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($9,875,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable to purchase one whole share of common stock at $11.50 per share.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

On December 9, 2021, two investors affiliated with an employee of an affiliate of an underwriter of the Company’s IPO committed to purchase a total of 85,800 units in the Sponsor (the “Sponsor Units”) at a price of $5.00 per Sponsor Unit, for total proceeds to the Sponsor of $429,000. Each Sponsor Unit relates to a membership interest in the Sponsor consisting of 1.75 shares of Class B common stock, par value $0.0001 per share, of the Company and 4.9375 Private Placement Warrants of the Company. Upon the IPO, the excess of the fair value of the membership interests transferred over the purchase price of $448,005 were accounted for as offering costs in connection with the private placement and immediately expensed.

Note 5—Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. Up to 656,250 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the Lock-up.

Promissory Note—Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the IPO.

The loan was repaid in full upon the closing of the IPO out of the offering proceeds that were allocated to the payment of offering expenses (other than underwriting commissions). The Company overpaid $16,055, which will be returned by the Sponsor.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
Administrative Support Agreement

Subsequent to the closing of the IPO, the Company pays an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company has incurred $47,742 administrative service fees. For the period from February 10, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into on the closing of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. The underwriters partially executed their over-allotment option on February 3, 2022 to purchase an additional 1,746,931 Units at a price of $10.00 per Unit.

The underwriters received a cash underwriting discount of $3,500,000 upon the IPO and $349,386 upon the partial exercise of the over-allotment option.

Additionally, the underwriters are entitled to a deferred underwriting discount of $6,736,426, upon the completion of the Company's initial Business Combination.

Note 7—Warrant Liability

As of March 31, 2022, there were 9,623,466 Public Warrants outstanding. No warrants were outstanding as of December 31, 2021. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

The warrants will become exercisable on the later of 12 months from the closing of the Company’s IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The Company accounted for the 20,284,585 warrants issued in connection with the IPO and underwriters’ partial exercise of their over-allotment option (the 9,623,466 Public Warrants and the 10,661,119 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Note 8—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022, there were 19,246,931 shares of Class A common stock subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$197,299,051	$197,299,051	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$1,727,116	$—	$—	$1,727,116
Warrant liability – Public Warrants	1,542,642	—	—	1,542,642
	$3,269,758	$—	$—	$3,269,758

The Private Placement Warrants and Public Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Heartland Media Acquisition Corp.,” “Heartland Media,” “Heartland,” “our,” “us” or “we” refer to Heartland Media Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on February 10, 2021 and created for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, had any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the private placement warrants, the proceeds of the sale of our capital stock in connection with our initial business combination, shares of our capital stock issued to owners of the target, debt or a combination of cash, stock and debt.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation and IPO, and subsequent to our IPO, the search for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $6,772,842, which mainly consisted of formation and operating costs, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, and income from marketable securities held in the trust account.

For the period from February 10, 2021 (inception) through March 31, 2021, we had a net loss of $860, which consisted of solely formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $794,127 in our operating bank account, and working capital of $884,192.

Subsequent to the annual period covered by the annual report on Form 10-K (the “Annual Report”), we consummated the IPO and private placement. Of the net proceeds from the sale of the units and private placement warrants, $197,281,043 of cash was placed in the trust account and $1,567,447 of cash was held outside of the trust account and is available for our working capital purposes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The underwriters partially executed their over-allotment option on February 3, 2022 to purchase an additional 1,746,931 units at a price of $10.00 per unit.

The underwriters received a cash underwriting discount of $3,500,000 upon the IPO and $349,386 upon the partial exercise of the over-allotment option.

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

Our significant accounting policies are fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this review, our management has concluded that we did not have adequate controls in place to prevent or detect material misstatements related to our accounting for complex financial instruments. As a result, on an initial review we did not identify certain transaction costs and over-allotment options forfeited in connection with our initial public offering, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense as of March 31, 2022.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and we are in the process of remediating the material weakness identified above. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Quarterly Report on Form 10-Q and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, Heartland Sponsor LLC, our sponsor, purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 founder shares outstanding. On January 14, 2022, our sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 founder shares outstanding. On February 4, 2022, our sponsor surrendered 219,518 founder shares for no consideration, as a result of the underwriters’ partial exercise of their over-allotment option in our initial public offering, resulting in 4,811,732 founder shares outstanding. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of our outstanding common stock upon completion of our initial public offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

The founder shares will automatically convert into shares of our Class A common stock at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on January 24, 2022.

On January 25, 2022, we consummated our initial public offering of 17,500,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. BofA Securities, Inc. and Moelis & Company LLC were joint book-running managers of our initial public offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1, as amended (Registration No. 333-261374). The registration statement became effective on January 20, 2022.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 9,875,000 Private Placement Warrants to Heartland Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $9,875,000.

The Private Placement Warrants are identical to the Warrants sold in the initial public offering, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $179,375,000, comprised of $171,500,000 of the proceeds from the initial public offering (which amount includes $6,125,000 of the underwriters’ deferred discount) and $7,875,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 3, 2022, the underwriters of our initial public offering partially exercised their over-allotment option and on February 7, 2022, purchased an additional 1,746,931 Units, generating gross proceeds of $17,469,310. In connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to the Company of $786,119. In connection with the closing and sale of the 1,746,931 additional Units and 786,119 additional Private Placement Warrants, a total of approximately $17,906,043 comprised of approximately $17,119,924 of the proceeds from the closing and sale of the 1,746,931 additional Units (which amount includes approximately $611,426 of the underwriters deferred discount) and approximately $786,119 of the proceeds from the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

We paid a total of $3,849,386 in underwriting discounts and commissions and $891,506 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $6,736,426 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 24, 2022.

For a description of the net proceeds and the use of the proceeds generated in the initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q, which is incorporated in this Part II, Item 2 by reference.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1
Underwriting Agreement, dated January 20, 2022, by and among the Company and BofA Securities, Inc. and Moelis & Company LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021).
4.3
Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021).

4.4
Warrant Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.1
Letter Agreement, dated January 20, 2022, by and among the Company, its executive officers, its directors, Heartland Sponsor LLC and Moelis & Company LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.2
Investment Management Trust Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.3
Registration Rights Agreement, dated January 20, 2022, by and among the Company, Heartland Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.4
Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and Heartland Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.5
Administrative Services Agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 25, 2022).

10.6*	Indemnity Agreement, dated January 20, 2022, by and between the Company and Robert S. Prather, Jr.
10.7*	Indemnity Agreement, dated January 20, 2022, by and between the Company and Salvatore Muoio.
10.8*	Indemnity Agreement, dated January 20, 2022, by and between the Company and Steven T. Shapiro.
10.9*	Indemnity Agreement, dated January 20, 2022, by and between the Company and Alan J. Weber.
10.10*	Indemnity Agreement, dated January 20, 2022, by and between the Company and John Zieser.
10.11*	Indemnity Agreement, dated February 18, 2022, by and between the Company and Shawn Pack.
10.12
Amendment to Promissory Note, dated January 14, 2022, issued to Heartland Sponsor LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021).

10.13
Share Forfeiture Notice, dated January 14, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*   Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 23, 2022	HEARTLAND MEDIA ACQUISITION CORP.

	By:	/s/ Robert S. Prather, Jr.
	Name:	Robert S. Prather, Jr.
	Title:	Chief Executive Officer