Form 10-Q
period 2022-06-30
Heartland Media Acquisition Corp.
filed 2022-08-11
CIK 1850529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 11, 2022, 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

HEARTLAND MEDIA ACQUISITION CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, three months ended June 30, 2021 and the period from February 10, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, three months ended June 30, 2021 and the period from February 10, 2021 (inception) though June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from February 10, 2021 (inception) though June 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$509,749	$25,722
Prepaid expenses	389,139	26,800
Total current assets	898,888	52,522

Prepaid insurance, long-term	189,604	—
Deferred offering costs	—	719,111
Marketable securities held in Trust Account	197,560,541	—
Total Assets	$198,649,033	$771,633

Liabilities Commitments and Contingencies, and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$317,218	$674,229
Promissory note – related party	—	86,414
Income taxes payable	36,872	—
Total current liabilities	354,090	760,643

Warrant liability	2,985,336	—
Deferred underwriting fee payable	6,736,426	—
Total liabilities	10,075,852	760,643

Commitments and Contingencies (Note 6)
Temporary Equity
Class A common stock subject to possible redemptions, $0.0001 par value, 19,246,931 and no shares at redemption value of $10.26 at June 30, 2022 and December 31, 2021, respectively	197,410,797	—

Stockholders’ (Deficit) Equity		—
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 19,246,931 and no shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,811,732 and 5,031,250 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	481	503
Additional paid-in capital	126,789	24,497
Accumulated deficit	(8,964,886)	(14,010)
Total stockholders' (deficit) equity	(8,837,616)	10,990
Total Liabilities, Commitments and Contingencies, and Stockholders’ (Deficit) Equity	$198,649,033	$771,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,			For the period from February 10, 2021 (inception) to June 30, 2021
	2022	2021	For the six months ended June 30, 2022
Formation costs, operating costs, and general and administrative costs	$355,030	$70	$829,384	$930
Loss from Operations	(355,030)	(70)	(829,384)	(930)

Other income
Warrant issuance costs	—	—	(788,506)	—
Change in fair value of warrant liability	284,422	—	8,202,773	—
Change in fair value of over-allotment option liability	—	—	99,343	—
Interest earned on marketable securities held in Trust Account	261,490	—	279,498	—
Total other income	545,912	—	7,793,108	—

Income (loss) before benefit from (provision for) income taxes	190,882	(70)	6,963,724	(930)
Benefit from (provision for) income taxes	(36,872)	—	(36,872)	—
Net income (loss)	$154,010	$(70)	$6,926,852	$(930)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	19,246,931	—	16,607,988	—
Basic and diluted net income per Class A common stock subject to redemption	$0.01	$—	$0.32	$—

Basic weighted average shares outstanding, Class B common stock(1)	4,811,732	4,375,000	4,732,107	4,375,000
Basic net income (loss) per Class B common stock	$0.01	$(0.00)	$0.32	$(0.00)
Diluted weighted average shares outstanding, Class B common stock(1)	4,811,732	4,375,000	4,811,732	4,375,000
Diluted net income per Class B common stock	$0.01	$(0.00)	$0.32	$(0.00)

1 Excluding 219,518 shares of Class B common stock forfeited due to the underwriters’ partial exercise of their over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,031,250	$503	$24,497	$(14,010)	$10,990
Sale of 17,500,000 units through public offering	17,500,000	1,750	—	—	174,998,250	—	175,000,000
Sale of 1,746,931 units through public offering-OA	1,746,931	175	—	—	17,469,135	—	17,469,310
Sale of 9,875,000 Private Placement Warrants	—	—	—	—	9,875,000	—	9,875,000
Sale of 786,119 Private Placement Warrants-OA	—	—	—	—	786,119	—	786,119
Underwriters’ discount	—	—	—	—	(3,500,000)	—	(3,500,000)
Underwriters’ discount-OA	—	—	—	—	(349,386)	—	(349,386)
Offering expenses reimbursed by underwriter	—	—	—	—	437,500	—	437,500
Offering expenses reimbursed by underwriter - OA	—	—	—	—	43,673	—	43,673
Deferred underwriter Discount	—	—	—	—	(6,125,000)	—	(6,125,000)
Deferred underwriter Discount-OA	—	—	—	—	(611,426)	—	(611,426)
Offering costs closed to APIC	—	—	—	—	(1,570,209)	—	(1,570,209)
Warrant issuance costs	—	—	—	—	788,506	—	788,506
Incentives to bankers to participate in private placement	—	—	—	—	805,493	—	805,493
Warrant liability recognition	—	—	—	—	(11,188,109)	—	(11,188,109)
Initial classification of over-allotment liability	—	—	—	—	(226,132)	—	(226,132)
Forfeiture of 219,518 shares of Class B common stock	—	—	(219,518)	(22)	22	—	—
Remeasurement for Class A common stock to redemption value	(19,246,931)	(1,925)	—	—	(181,531,144)	(15,747,974)	(197,281,043)
Net income	—	—	—	—	—	6,772,842	6,772,842
Balance as of March 31, 2022	—	$—	4,811,732	$481	$126,789	$(8,989,142)	$(8,861,872)
Remeasurement for Class A common stock to redemption value	—	—	—	—	—	(129,740)	(129,740)
Net income	—	—	—	—	—	154,010	154,010
Balance as of June 30, 2022	—	$—	4,811,732	$481	$126,789	$(8,964,886)	$(8,837,616)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,031,250	$503	$24,497	—	25,000
Net loss	—	—	—	—	—	(860)	(860)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(860)	$24,140
Net loss	—	—	—	—	—	(70)	(70)
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(930)	$24,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the period from February 10, 2021 (inception) through June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$6,926,852	$(930)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(279,498)	—
Change in fair value of warrant liability	(8,202,773)	—
Change in over-allotment option liability	(99,343)	—
Warrant issuance costs	788,506	—
Changes in current assets and current liabilities:
Prepaid expenses	(551,943)	—
Accrued offering costs and expenses	(321,076)	860
Income taxes payable	36,872	—
Net cash used in operating activities	(1,702,403)	(70)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(197,281,043)	—
Net cash used in investing activities	(197,281,043)	—

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from promissory note – related party	—	1,000
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000	—
Proceeds from the partial exercise of over-allotment option, net of underwriting discounts paid	17,906,043	—
Proceeds from the sale of Private Placement Warrants	9,875,000	—
Proceeds from reimbursement by underwriters of offering costs	481,174	—
Receipt of overpayment from related party	16,055
Payment of promissory note – related party	(142,124)	—
Payment of deferred offering costs	(168,675)	—
Net cash provided by financing activities	199,467,473	26,000

Net change in cash	484,027	25,930
Cash, beginning of the period	25,722	—
Cash, end of the period	$509,749	$25,930

Supplemental disclosure of noncash investing and financing activities:
Deferred offering cost included in accrued offering costs	$—	$237,555
Initial value of Class A common stock subject to possible redemption	$197,281,043	$—
Remeasurement for Class A common stock to redemption amount	$129,740	$—
Payment of offering costs made by sponsor	39,655	—
Deferred underwriting fee payable	$6,736,426	$—
Deferred offering cost charged to Additional paid-in capital	$867,336	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the IPO (as defined below), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Heartland Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 20, 2022 (the “Effective Date”). On January 25, 2022, the Company consummated its Initial Public Offering (“IPO”) of 17,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant of the Company (the “Public Warrants”). Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000, which is discussed in Note 3.

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

Transaction costs amounted to $11,801,638 consisting of $3,849,386 of underwriting commissions, $6,736,426 of deferred underwriting commissions, $805,493 of incentives to two investors (see Note 4), and $891,506 of other offering costs, partially offset by the reimbursement of $481,173 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account (as defined below) for working capital purposes.

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

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Following the closing of the IPO on January 25, 2022 and the partial exercise of the over-allotment option on February 7, 2022, an amount of $197,281,043 ($10.25 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”) and invested only in U.S. “government securities” with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the Trust Account or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Public Shares if the Company has not completed the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (as defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company has only 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”) or up to 21 months from the closing of the IPO, until July 25, 2023 (18 months) or up to October 25, 2023 (21 months), at the election of the Company, subject to certain conditions. If the Company has not completed the initial Business Combination within the Combination Period or during any Extension Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to: (1) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation; and (3) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 18 months as a result of either (a) at the election of the Company, an additional three months, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the Trust Account or (b) a stockholder vote to amend the Company’s amended and restated certificate of incorporation (any such additional period, an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $509,749 in its operating bank account, and an adjusted working capital surplus of $694,542, which excludes franchise taxes payable of $112,872 and income tax payable of $36,872, of which such amounts can be paid from interest earned on the Trust Account. As of June 30, 2022, approximately $149,744 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022, and the Company’s prospectus for its IPO as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021. The Company held $509,749 and $25,722 in cash as of June 30, 2022 and December 31, 2021, respectively.

Offering Costs

Deferred offering costs consisted of legal expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to the total proceeds received. Upon completion of the IPO, offering costs associated with warrant liability were expensed and presented as non-operating expenses in the unaudited condensed statements of operations, and offering costs associated with the common stock were charged to the temporary equity.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,801,638 as a result of the IPO (consisting of $3,849,386 of underwriting commissions, $6,736,426 of deferred underwriting commissions, $805,493 of incentives to two investors (see Note 4), and $891,506 of other offering costs, partially offset by the reimbursement of $481,173 of offering expenses by the underwriters). The Company immediately expensed $788,506 of offering costs in connection with the warrant liability.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. The Company does not adjust the redemption value for dissolution expenses until it is probable that the Company will liquidate.

As of June 30, 2022, the amount of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$192,469,310
Less: Proceeds allocated to liability classified warrants and over-allotment	(5,514,364)
Less: Class A common stock issuance costs	(10,634,603)
Add: Remeasurement of carrying value to redemption value	20,960,700
Class A common stock subject to possible redemption, 12/31/21	$197,281,043
Add: Remeasurement of carrying value to redemption value	129,754
Class A common stock subject to possible redemption, 06/30/22	$197,410,797

Net Income (Loss) Per Common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,284,584 shares of Class A common stock in the aggregate. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Class A Common Stock
	Three Months Ended	Six Months Ended	Three Months Ended	For The Period From February 10, 2021 (Inception) Through
	June 30, 2022		June 30, 2021
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$123,208	$5,390,842	$—	$—
Denominator:
Basic and diluted weighted-average shares outstanding	19,246,931	16,607,988	—	—
	$0.01	$0.32	$—	$—

	Class B Common Stock
	Three Months Ended	Six Months Ended	Three Months Ended	For The Period From February 10, 2021 (Inception) Through
	June 30, 2022		June 30, 2021
Basic net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$30,802	$1,536,010	$(70)	$(930)
Denominator:
Basic weighted-average shares outstanding	4,811,732	4,732,107	4,375,000	4,375,000
	$0.01	$0.32	$(0.00)	$(0.00)
Diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$30,802	$1,556,050	$(70)	$(930)
Denominator:
Diluted weighted-average shares outstanding	4,811,732	4,811,732	4,375,000	4,375,000
Diluted net income (loss) per common stock	$0.01	$0.32	$(0.00)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 18.33% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.50% and 0% for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021 as the Company has concluded that its deferred tax assets are not realizable on a more-likely-than-not basis and due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 9, 2021, two investors affiliated with an employee of an affiliate of an underwriter of the Company’s IPO committed to purchase a total of 85,800 units in the Sponsor (the “Sponsor Units”) at a price of $5.00 per Sponsor Unit, for total proceeds to the Sponsor of $429,000. Each Sponsor Unit relates to a membership interest in the Sponsor consisting of 1.75 shares of Class B common stock, par value $0.0001 per share, of the Company and 4.9375 Private Placement Warrants of the Company. Upon the IPO, the excess of the fair value of the membership interests transferred over the purchase price of $891,506 was accounted for as offering costs in connection with the private placement and immediately expensed.

Note 5—Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. Up to 656,250 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture and 219,518 were forfeited.

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

The loan was repaid in full upon the closing of the IPO. The Company overpaid $16,055, which will be returned by the Sponsor. As of June 30, 2022 and December 31, 2021, $0 and $86,414 were outstanding under the promissory note, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company pays an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company has incurred $60,000 and $107,742 of administrative service fees, respectively. For the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services. On August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees.

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

Note 7—Warrant Liability

As of June 30, 2022, there were 9,623,465 Public Warrants outstanding. No warrants were outstanding as of December 31, 2021. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

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

The Company has not registered the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the redemption or expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange and, as such, does not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of warrants surrendered by such holder, subject to adjustment. The “fair market value” as used in this paragraph shall mean the average of the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

The Company accounted for the 20,284,584 warrants issued in connection with the IPO and underwriters’ partial exercise of their over-allotment option (the 9,623,465 Public Warrants and the 10,661,119 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

Note 8—Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022, there were 19,246,931 shares of Class A common stock subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no shares of Class A common stock issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$197,560,541	$197,560,541	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$1,584,159	$—	$—	$1,584,159
Warrant liability – Public Warrants	1,401,177	1,401,177	—	—
	$2,985,336	$1,401,177	$—	$1,584,159

The Private Placement Warrants and Public Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the unaudited condensed statements of operations.

The key inputs into the Monte Carlo simulation models were as follows at June 30, 2022 and January 25, 2022 (initial measurement date):

		Initial Measurement
	June 30,	January 25,
Input:	2022	2022
Risk-free interest rate	3.02%	1.65%
Term (in tears)	5.69	6.01
Expected volatility	12.00%	9.50%
Exercise price	$11.50	$11.50
Stock price	$9.95	$9.72

For the three and six months ended June 30, 2022, there was no transfer between levels 1, 2 and 3.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Contingent Fee Arrangement

On July 7, 2022, the Company entered into an agreement with a vendor to provide financial advisory services in connection with a potential Business Combination.  The agreement calls for the Company to pay a fee upon the closing of a business combination with a company that was identified by the vendor.  The agreement further specifies that the fee will be 1% of the transaction consideration in the event of a successful Business Combination with a minimum fee of $2.5 million.  The fees are payable upon the consummation of a successful Business Combination.

Change in Terms of Administrative Support Agreement

Since the closing of the IPO, the Company pays an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. On August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees.

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

The issuance of additional shares of our capital stock in connection with our initial Business Combination:

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation and IPO, and subsequent to our IPO, the search for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $154,010, which mainly consisted of formation and operating costs, provision for income taxes, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, and income from marketable securities held in the trust account.

For the six months ended June 30, 2022, we had a net income of $6,926,852, which mainly consisted of formation and operating costs, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, provision for income taxes and income from marketable securities held in the trust account.

For the three months ended June 30, 2021, we had a net loss of $70, which consisted of solely formation and operating costs.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of $930, which consisted of solely formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $509,749 in its operating bank account, and an adjusted working capital surplus of $694,542, which excludes franchise taxes payable of $112,872 and income tax payable of $36,872, of which such amounts can be paid from interest earned on the Trust Account. As of June 30, 2022, approximately $178,758 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 2,625,000 units to cover over-allotments, if any. The underwriters partially exercised their over-allotment option on February 3, 2022 to purchase an additional 1,746,931 units at a price of $10.00 per unit.

The underwriters received a cash underwriting discount of $3,500,000 upon the IPO and $349,386 upon the partial exercise of the over-allotment option.

Additionally, the underwriters are entitled to a deferred underwriting discount of $6,736,426, upon the completion of our initial Business Combination.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company," we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an "emerging growth company," whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this review, our management has concluded that we did not have adequate controls in place to prevent or detect material misstatements related to our accounting for complex financial instruments. As a result, on an initial review we did not identify certain transaction costs and over-allotment options forfeited in connection with our initial public offering, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense during the quarter ended March 31, 2022.

Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and we are in the process of remediating the material weakness identified above. Management understands that the accounting standards applicable to our condensed financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

The Company, with the oversight of its Audit Committee, has actively undertaken remediation efforts to address the material weakness identified above and have developed measures and controls to prevent a re-occurrence of such a deficiency in the future.

The Company is committed to maintaining an effective internal control environment, and given the progress made in this area, management expects that after sufficient time elapses, the newly implemented controls will be operating effectively and that the material weakness will be adequately remediated.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 11, 2022	HEARTLAND MEDIA ACQUISITION CORP.

	By:	/s/ Robert S. Prather, Jr.
	Name:	Robert S. Prather, Jr.
	Title:	Chief Executive Officer