Form 10-Q
period 2022-09-30
Heartland Media Acquisition Corp.
filed 2022-11-10
CIK 1850529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 10, 2022, 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

HEARTLAND MEDIA ACQUISITION CORP.
Form 10-Q
For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and the period from February 10, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and the period from February 10, 2021 (inception) though September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from February 10, 2021 (inception) though September 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash	$533,981	$25,722
Prepaid expenses	362,739	26,800
Total current assets	896,720	52,522

Prepaid insurance, long-term	105,104	—
Deferred offering costs	—	719,111
Marketable securities held in Trust Account	198,456,935	—
Total Assets	$199,458,759	$771,633

Liabilities Commitments and Contingencies, and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$308,484	$674,229
Promissory note – related party	—	86,414
Income taxes payable	212,495	—
Total current liabilities	520,979	760,643

Warrant liability	2,231,304	—
Deferred underwriting fee payable	6,736,426	—
Total liabilities	9,488,709	760,643

Commitments and Contingencies (Note 6)
Temporary Equity
Class A common stock subject to possible redemptions, $0.0001 par value, 19,246,931 and no shares at redemption value of $10.29 at September 30, 2022 and December 31, 2021, respectively	198,076,068	—

Stockholders’ (Deficit) Equity		—
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 19,246,931 and no shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,811,732 and 5,031,250 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	481	503
Additional paid-in capital	126,789	24,497
Accumulated deficit	(8,233,288)	(14,010)
Total stockholders' (deficit) equity	(8,106,018)	10,990
Total Liabilities, Commitments and Contingencies, and Stockholders’ (Deficit) Equity	$199,458,759	$771,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,			For the period from February 10, 2021 (inception) to September 30, 2021
	2022	2021	For the nine months ended September 30, 2022
Formation costs, operating costs, and general and administrative costs	$77,934	$104	$907,318	$1,034
Loss from Operations	(77,934)	(104)	(907,318)	(1,034)

Other income:
Warrant issuance costs	—	—	(788,506)	—
Change in fair value of warrant liability	754,032	—	8,956,805	—
Change in fair value of over-allotment option liability	—	—	99,343	—
Interest earned on marketable securities held in Trust Account	896,394	—	1,175,892	—
Total other income, net	1,650,426	—	9,443,534	—

Income (loss) before provision for income taxes	1,572,492	(104)	8,536,216	(1,034)
Provision for income taxes	(175,623)	—	(212,495)	—
Net income (loss)	$1,396,869	$(104)	$8,323,721	$(1,034)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	19,246,931	—	17,497,302	—
Basic and diluted net income (loss) per Class A common stock subject to redemption	$0.06	$—	$0.37	$—

Basic weighted average shares outstanding, Class B common stock(1)	4,811,732	4,375,000	4,758,940	4,375,000
Basic net income (loss) per Class B common stock	$0.06	$(0.00)	$0.37	$(0.00)
Diluted weighted average shares outstanding, Class B common stock(1)	4,811,732	4,375,000	4,811,732	4,375,000
Diluted net income (loss) per Class B common stock	$0.06	$(0.00)	$0.37	$(0.00)

1 Excluding 219,518 shares of Class B common stock forfeited due to the underwriters’ partial exercise of their over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,031,250	$503	$24,497	$(14,010)	$10,990
Sale of 17,500,000 units through public offering	17,500,000	1,750	—	—	174,998,250	—	175,000,000
Sale of 1,746,931 units through public offering-OA	1,746,931	175	—	—	17,469,135	—	17,469,310
Sale of 9,875,000 Private Placement Warrants	—	—	—	—	9,875,000	—	9,875,000
Sale of 786,119 Private Placement Warrants-OA	—	—	—	—	786,119	—	786,119
Underwriters’ discount	—	—	—	—	(3,500,000)	—	(3,500,000)
Underwriters’ discount-OA	—	—	—	—	(349,386)	—	(349,386)
Offering expenses reimbursed by underwriter	—	—	—	—	437,500	—	437,500
Offering expenses reimbursed by underwriter - OA	—	—	—	—	43,673	—	43,673
Deferred underwriter Discount	—	—	—	—	(6,125,000)	—	(6,125,000)
Deferred underwriter Discount-OA	—	—	—	—	(611,426)	—	(611,426)
Offering costs closed to APIC	—	—	—	—	(1,570,209)	—	(1,570,209)
Warrant issuance costs	—	—	—	—	788,506	—	788,506
Incentives to bankers to participate in private placement	—	—	—	—	805,493	—	805,493
Warrant liability recognition	—	—	—	—	(11,188,109)	—	(11,188,109)
Initial classification of over-allotment liability	—	—	—	—	(226,132)	—	(226,132)
Forfeiture of 219,518 shares of Class B common stock	—	—	(219,518)	(22)	22	—	—
Remeasurement for Class A common stock to redemption value	(19,246,931)	(1,925)	—	—	(181,531,144)	(15,747,974)	(197,281,043)
Net income	—	—	—	—	—	6,772,842	6,772,842
Balance as of March 31, 2022	—	$—	4,811,732	$481	$126,789	$(8,989,142)	$(8,861,872)
Remeasurement for Class A common stock to redemption value	—	—	—	—	—	(129,754)	(129,754)
Net income	—	—	—	—	—	154,010	154,010
Balance as of June 30, 2022	—	$—	4,811,732	$481	$126,789	$(8,964,886)	$(8,837,616)
Remeasurement for Class A common stock to redemption value	—	—	—	—	—	(665,271)	(665,271)
Net income	—	—	—	—	—	1,396,869	1,396,869
Balance as of September 30, 2022	—	$—	4,811,732	$481	$126,789	$(8,233,288)	$(8,106,018)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,031,250	$503	$24,497	—	25,000
Net loss	—	—	—	—	—	(860)	(860)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(860)	$24,140
Net loss	—	—	—	—	—	(70)	(70)
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(930)	$24,070
Net loss	—	—	—	—	—	(104)	(104)
Balance as of September 30, 2021	—	$—	5,031,250	$503	$24,497	$(1,034)	$23,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from February 10, 2021 (inception) through September 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$8,323,721	$(1,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,175,892)	—
Change in fair value of warrant liability	(8,956,805)	—
Change in over-allotment option liability	(99,343)	—
Warrant issuance costs	788,506	—
Changes in current assets and current liabilities:
Prepaid expenses	(441,043)	—
Accrued offering costs and expenses	(329,810)	860
Income taxes payable	212,495	—
Net cash used in operating activities	(1,678,171)	(174)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(197,281,043)	—
Net cash used in investing activities	(197,281,043)	—

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from promissory note – related party	—	1,000
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000	—
Proceeds from the partial exercise of over-allotment option, net of underwriting discounts paid	17,906,043	—
Proceeds from the sale of Private Placement Warrants	9,875,000	—
Proceeds from reimbursement by underwriters of offering costs	481,174	—
Receipt of overpayment from related party	16,055
Payment of promissory note – related party	(142,124)	—
Payment of deferred offering costs	(168,675)	—
Net cash provided by financing activities	199,467,473	26,000

Net change in cash	508,259	25,826
Cash, beginning of the period	25,722	—
Cash, end of the period	$533,981	$25,826

Supplemental disclosure of noncash investing and financing activities:
Deferred offering cost included in accrued offering costs	$—	$273,380
Initial value of Class A common stock subject to possible redemption	$197,281,043	$—
Remeasurement for Class A common stock to redemption amount	$795,025	$—
Payment of offering costs made by sponsor	$39,655	$—
Deferred underwriting fee payable	$6,736,426	$—
Deferred offering cost charged to Additional paid-in capital	$867,336	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the IPO (as defined below), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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
SEPTEMBER 30, 2022

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $533,981 in its operating bank account, and an adjusted working capital surplus of $756,608, which excludes franchise taxes payable of $162,872, income tax payable of $212,495 and other allowed withdrawals of $5,500, of which such amounts can be paid from interest earned on the Trust Account. As of September 30, 2022, approximately $1,175,892 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 25, 2023 (or up until October 25, 2023, at the election of the Company, subject to certain conditions described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 25, 2023 (or after October 25, 2023, at the election of the Company, subject to certain conditions described herein). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022, and the Company’s prospectus for its IPO as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 1, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021. The Company held $533,981 and $25,722 in cash as of September 30, 2022 and December 31, 2021, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock that was sold as part of the Units in the IPO contains a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies such Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with Public Warrants and as such, the initial carrying value of Public Shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20.

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

As of September 30, 2022, the amount of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$192,469,310
Less: Proceeds allocated to liability classified warrants and over-allotment	(5,514,364)
Less: Class A common stock issuance costs	(10,634,603)
Add: Remeasurement of carrying value to redemption value	20,960,700
Class A common stock subject to possible redemption, 12/31/21	$197,281,043
Add: Remeasurement of carrying value to redemption value	795,025
Class A common stock subject to possible redemption, 09/30/22	$198,076,068

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,284,584 shares of Class A common stock in the aggregate. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Class A Common Stock
	Three Months Ended	Nine Months Ended	Three Months Ended	For The Period From February 10, 2021 (inception) Through
	September 30, 2022		September 30, 2021
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, as adjusted	$1,117,495	$6,543,902	$—	$—
Denominator:
Basic and diluted weighted-average shares outstanding	19,246,931	17,497,302	—	—
Basic and diluted net income per common stock	$0.06	$0.37	$—	$—

	Class B Common Stock
	Three Months Ended	Nine Months Ended	Three Months Ended	For The Period From February 10, 2021 (inception) Through
	September 30, 2022		September 30, 2021
Basic net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$279,374	$1,779,819	$(104)	$(1,034)
Denominator:
Basic weighted-average shares outstanding	4,811,732	4,758,940	4,375,000	4,375,000
Diluted net income (loss) per common stock	$0.06	$0.37	$(0.00)	$(0.00)

Numerator:
Allocation of net income (loss), as adjusted	$279,374	$1,795,305	$(104)	$(1,034)
Denominator:
Diluted weighted-average shares outstanding	4,811,732	4,811,732	4,375,000	4,375,000
Diluted net income (loss) per common stock	$0.06	$0.37	$(0.00)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 11.17% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 2.49% and 0% for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, primarily due to changes in fair value in warrant liability, transaction costs allocated to warrants and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Note 4—Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 9,875,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($9,875,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable to purchase one whole share of common stock at a price of $11.50 per share.

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

Note 5—Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by its Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. Up to 656,250 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture and 219,518 were forfeited.

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

The loan was repaid in full upon the closing of the IPO. The Company overpaid $16,055, which was returned by the Sponsor. As of September 30, 2022 and December 31, 2021, $0 and $86,414 were outstanding under the promissory note, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company initially agreed to pay these monthly fees until the earlier of the completion of the initial Business Combination or the Company’s liquidation. For the three and nine months ended September 30, 2022, the Company incurred $0 and $107,742, respectively, in fees for these services. For the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services. On August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimbursed all previously paid administrative fees on September 21, 2022, and on November 10, 2022, the Company and the affiliate of the Sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement. See Part II. Item 5 below for additional information.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the closing of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7—Warrant Liability

As of September 30, 2022, there were 9,623,465 Public Warrants outstanding. No warrants were outstanding as of December 31, 2021. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

The warrants will become exercisable on the later of 12 months from the closing of the Company’s IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations described below with respect to registration, or such warrant may be exercised on a cashless basis in accordance with the terms of the warrant agreement. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and may expire worthless. In no event will the Company be required to net cash settle any warrants. In the event that a warrant is not exercisable, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

The Company has not registered the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the redemption or expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange and, as such, does not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of the Company’s Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of warrants surrendered by such holder, subject to adjustment. The “fair market value” as used in this paragraph shall mean the average of the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above); and

•
if, and only if, the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) and the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8—Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022, there were 19,246,931 shares of Class A common stock issued and outstanding subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by its Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture and 219,518 were forfeited.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amount issued in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the IPO, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, an affiliate of the Sponsor or any of the Company’s officers or directors.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$198,456,935	$198,456,935	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$1,172,723	$—	$1,172,723	$—
Warrant liability – Public Warrants	1,058,581	1,058,581	—	—
	$2,231,304	$1,058,581	$1,172,723	$—

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

The key inputs into the Monte Carlo simulation models were as follows at September 30, 2022 and January 25, 2022 (initial measurement date):

		Initial Measurement
	September 30,	January 25,
Input:	2022	2022
Risk-free interest rate	—	1.65%
Term (in tears)	—	6.01
Expected volatility	—	9.50%
Exercise price	$—	$11.50
Stock price	$—	$9.72

The Company’s Public Warrants began separately trading on March 14, 2022. After this date, the Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrant liability is classified as Level 1 as of September 30, 2022.

Initially and through June 30, 2022, the Private Placement Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The subsequent measurement of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The estimated fair value of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $1,172,723.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Termination of Administrative Services Agreement

On August 1, 2022, Heartland Media, LLC, an affiliate of the Sponsor, agreed to waive all future administrative fees and reimburse all previously paid administrative fees under the administrative services agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC, and on November 10, 2022, the Company and Heartland Media, LLC entered into a termination agreement for the administrative services agreement (the “Termination Agreement”) to effect such agreement and terminate the administrative services agreement effective on the date of the signing of the Termination Agreement.

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

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation and IPO, and subsequent to our IPO, the search for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,396,869, which mainly consisted of formation and operating costs, provision for income taxes, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, and income from marketable securities held in the trust account.

For the nine months ended September 30, 2022, we had a net income of $8,323,721, which mainly consisted of formation and operating costs, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, provision for income taxes and income from marketable securities held in the trust account.

For the three months ended September 30, 2021, we had a net loss of $104, which consisted of solely formation and operating costs.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $1,034, which consisted of solely formation and operating costs.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $533,981 in its operating bank account, and an adjusted working capital surplus of $756,608, which excludes franchise taxes payable of $162,872, income tax payable of $212,495 and other allowed withdrawals of $5,500, of which such amounts can be paid from interest earned on the Trust Account. As of September 30, 2022, approximately $1,175,892 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 25, 2023 (or up until October 25, 2023, at the election of the Company, subject to certain conditions described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 25, 2023 (or after October 25, 2023, at the election of the Company, subject to certain conditions described herein). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Following the IPO, we had an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services, but on August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of the Sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement. See Part II. Item 5 below for additional information.

The holders of founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed in connection with the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this review, our management has concluded that we did not have adequate controls in place to prevent or detect material misstatements related to our accounting for complex financial instruments. As a result, on an initial review we did not identify certain transaction costs and over-allotment options forfeited in connection with our initial public offering, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense as of March 31, 2022.

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

The Company, with the oversight of its Audit Committee, has actively undertaken remediation efforts to address the material weakness identified above and has developed measures and controls to prevent a re-occurrence of such a deficiency in the future.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance, and the proceeds held in the Trust Account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

On August 1, 2022, Heartland Media, LLC, an affiliate of the Sponsor, agreed to waive all future administrative fees and reimburse all previously paid administrative fees under the administrative services agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC, and on November 10, 2022, the Company and Heartland Media, LLC entered into a termination agreement for the administrative services agreement (the “Termination Agreement”) to effect such agreement and terminate the administrative services agreement effective on the date of the signing of the Termination Agreement.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit

Number	Description

10.1*	Termination Agreement for Administrative Services Agreement, dated November 10, 2022, by and between the Company and Heartland Media, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*   Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 10, 2022	HEARTLAND MEDIA ACQUISITION CORP.

	By:	/s/ Robert S. Prather, Jr.
	Name:	Robert S. Prather, Jr.
	Title:	Chief Executive Officer