Form 10-K
period 2022-12-31
Heartland Media Acquisition Corp.
filed 2023-04-18
CIK 1850529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission File Number 001-41152

HEARTLAND MEDIA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2016556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3282 Northside Pkwy Suite 275
Atlanta, GA	30327
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (470) 355-1944

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	HMA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	HMA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	HMA.WS	The New York Stock Exchange

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

The registrant’s Class A common stock began trading on the New York Stock Exchange on January 21, 2022. The aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, was approximately $191,506,963.

As of April 17, 2023, there were 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

•	“initial stockholders” are to our sponsor and the other holders (if any) of our founder shares prior to our initial public offering;

•	“management,” our “management team” or our “team” are to our officers and directors, and “directors” are to our current directors;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

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

•
“warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private placement warrants; and

•	“we,” “us” or “our” are to Heartland Media Acquisition Corp., a Delaware corporation, or, where applicable, members of our management team.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Report may include, for example, statements about:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

A total of $179,375,000, comprised of $171,500,000 of the proceeds from the IPO (which amount includes $6,125,000 of the underwriters’ deferred discount) and $7,875,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any shares of Class A common stock included in the Units sold in the IPO (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within 18 months from the closing of the IPO, or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions as described in the Company’s amended and restated certificate of incorporation, including the deposit of $1,750,000 (or $0.10 per Unit) into the trust account, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination within 18 months from the closing of the IPO, or up to 21 months from the closing of the IPO at the election of the Company, subject to certain conditions as described in the Company’s amended and restated certificate of incorporation, including the deposit of $1,750,000 (or $0.10 per Unit) into the trust account, subject to applicable law.

On February 3, 2022, the Representatives partially exercised the over-allotment option and on February 7, 2022, purchased an additional 1,746,931 Units (the “Over-Allotment Units”), generating gross proceeds of $17,469,310. In connection with the Representatives’ partial exercise of their over-allotment option, the Sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to the Company of $786,119. In connection with the closing and sale of the Over-Allotment Units and 786,119 additional Private Placement Warrants, a total of $17,906,042.75, comprised of $17,119,923.80 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $611,425.85 of the Representatives’ deferred discount) and $786,118.95 of the proceeds from the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

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

Management Team, Sponsor and Board of Directors

We believe our management team and Board are well positioned to identify and evaluate businesses within the media, entertainment and sports industries that would benefit from being a public company and from access to our expertise. Our team has extensive experience in the industry and has a broad network of contacts in these sectors which can help identify potential opportunities.

Mr. Robert S. Prather Jr., Chief Executive Officer, has extensive experience in the media, entertainment and sports industry. Mr. Prather and a partner acquired control of Gray, a public company, in late 1993. During his tenure, he helped grow the market capitalization of Gray from approximately $52 million to more than $400 million. He was instrumental in increasing Gray’s EBITDA from approximately $6 million at the beginning of his tenure to approximately $176 million during his final full year, representing a CAGR of approximately 20%. Through strategic and transformative acquisitions, Mr. Prather helped Gray increase the number of television stations it owned from three to 30, as well as increase the number of newspapers owned from one to five. Mr. Prather anticipated the eventual decline of the newspaper industry, and in December 2005, Gray spun off five newspapers and one wireless business to a separate public company. Gray operated 22 number one ranked television stations and stations in 17 college towns and eight state capitals. Mr. Prather also served as CEO and a Director of Bull Run, a sports and affinity marketing management company, from 1992 until its merger into Triple Crown Media, Inc. in December 2005. During his time at Gray, Mr. Prather and his partner also acquired Host Communications, a college sports marketing business which became a wholly-owned subsidiary of Bull Run. Host Communications provided sports marketing and productions services to a number of collegiate conferences and universities. After successfully growing Host Communications, the business was sold in 2007 to IMG, led by Ted Forstmann, for $74 million. Following his tenure at Gray, Mr. Prather formed Heartland Media in 2013 and partnered with MSouth Equity Partners to help grow the business. Under Mr. Prather’s leadership, Heartland Media acquired its first television station in 2013, and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. Mr. Prather grew Heartland Media’s cash flow to approximately $29 million in 2019. Mr. Prather led the sale of 11 television stations by Heartland Media in February 2020 for $305 million cash.

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

Our Sponsor

Heartland Sponsor LLC, our sponsor, is an affiliate of Heartland Media. Heartland Media is a television broadcasting company formed in 2013. Heartland Media made its first television station acquisition in 2013 and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. In February 2020, Heartland Media sold 11 television stations to Allen Media Broadcasting for $305 million cash. Heartland Media currently owns two television stations, KQTV, an ABC affiliate in Saint Joseph, Missouri, and WKTV, a NBC affiliate in Utica, New York. Mr. Prather, our Chief Executive Officer, is the founder and majority owner of Heartland Media. Mr. Muoio, one of our directors, holds a minority interest in Heartland Media.

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

The media, entertainment and sports landscape continues to shift dramatically. This shift is resulting in the disruption of traditional business models and many companies are needing to refine their business plan in order to best serve their customers. The introduction of emerging technologies is creating further dislocation and leading to a shift in how consumers engage with media platforms. The dynamic change in these industries is resulting in tremendous opportunity for growth and disruption of more traditional businesses. Certain factors contributing to this shifting landscape which have helped create opportunities include:

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

With significant experience in the media industry, as well as a long history of structuring and executing value creating strategic transactions, our management team and Board are well positioned to identify business combinations. Our management team, led by our Chief Executive Officer, has long-standing relationships with potential sellers in industries we are targeting and collectively has an excellent reputation as a counter party. Our management team and Board also have extensive experience in identifying and executing proprietary strategic investments in the sectors we are targeting. Throughout our CEO’s career, he has been involved with a diverse set of transactions, including buy-side, sell-side, carve outs and spin offs. Many of the transactions were privately sourced through key relationships developed over time. Our management team and Board have significant experience in the media, entertainment and sports industries which includes executive positions at Gray, Heartland Media, Host Communications, Bull Run, Rawlings Sporting Goods and others. Our management team has a long history and ability to:

•	Grow businesses through operational efficiencies

•	Identify shifts in consumer behavior

•	Pivot businesses in order to help capture significant stockholder value

•	Develop and execute complex legal and financial structures to support publicly traded companies

We intend to leverage our management team’s and Board’s unique and vast experience in:

•	Sourcing acquisition opportunities which help generate excess stockholder value

•	Executing strategic transactions that enhance a company’s value proposition

•	Identifying business trends to help drive organic growth

•	Sourcing and leading talented teams to help advance business objectives

•	Navigating the capital markets to help maximize value

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Members of our management team directly or indirectly own founder shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.003 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial business combination.

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

Sourcing of Potential Initial Business Combination Targets

Our management team and Board have significant transaction experience which we believe will provide us an advantage while sourcing potential initial business combination targets. Our management team and Board have developed long-standing corporate relationships over their careers and intend to leverage their vast networks during the sourcing phase. Additionally, our management team and Board have gained highly valuable knowledge of the capital markets throughout their time as executives and directors of public companies. Our management team and Board have been instrumental in consummating a significant amount of acquisitions or dispositions, with examples including:

•	Acquisition of Data South Computer Company in 1993

•	Acquiring control of Gray for $14 million in 1993

•	Acquisition of two television stations in Lexington, KY from Kentucky Central Television, Inc. for $38 million in 1994

•	Acquisition of Augusta CBS television station from Television Station Partners for $37 million in 1996

•	Acquisition of two CBS-affiliated television stations and mobile satellite truck business from First American Media, Inc. for $184 million in 1996

•	Acquisition of Busse Broadcasting Corporation and two of its television stations and corresponding disposition of a television station in a transaction valued at over $190 million in 1998

•	Acquisition of 15 television stations from Benedek Broadcasting for $500 million in 2002

•	Acquisition of one television station from Emmis Communications for $186 million in 2005

•	Spun off five newspapers and one wireless business resulting in a separate publicly traded company and a $40 million dividend to Gray in 2005

•	Acquisition of one television station from the University of Notre Dame for approximately $85 million

•	Became the largest shareholder of Rawlings Sporting Goods Company, Inc. and named Vice Chairman, which was eventually sold to K2 Inc. for a 48% premium over the public market price

•	Chairman of the Special Committee for the sale of Swiss Army Brands, Inc. to the Swiss Army Corporation in Ibach, Switzerland

•	Formation of Heartland Media in 2013

•	Acquisition of Wincor Nixdorf AG by Diebold for $1.9 billion in 2015

•	Acquisition of a television station from GOCOM Media for $40 million in 2015

•	Acquisition of five television stations from Nexstar Broadcasting Group, Inc. in 2018 for $115 million

•	Sale of 11 television stations to Allen Media Group in 2020 for $305 million

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

Corporate Information

We are a blank check company incorporated as a Delaware corporation on February 10, 2021. Our executive offices are located at 3282 Northside Parkway, Suite 275, Atlanta, GA 30327 and our telephone number is (470) 355-1944. Our website address is www.heartlandmediaacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report.

Financial Position

With funds held in the trust account available for a business combination in the amount of approximately $200,082,724 as of December 31, 2022, assuming no redemptions and including up to $6,736,426 of deferred underwriting commissions, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of our Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. Our Board will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Even though our Board will rely on generally accepted standards, our Board will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board in evaluating the fair market value of the target business or businesses. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from another entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

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

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 18 months from the closing of our IPO or during any extended time that we have to consummate a business combination beyond 18 months as a result of either (a) at the election by us, an additional three months, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account or (b) a stockholder vote to amend our amended and restated certificate of incorporation (any such additional period, an “Extension Period”).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, to complete our initial business combination. If we have not completed our initial business combination within such 18-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (a) in the case of our initial business combination, upon consummation of such initial business combination and after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is being exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.25. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors described below. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “Item 1A. Risk Factors—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.25 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the disinterested directors to be too high relative to the amount recoverable or the disinterested directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.25 per share. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors described below.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. The underwriters of our IPO have not executed agreements with us waiving such claims to the monies held in the trust account.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Item 1A. Risk Factors—If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, subject to applicable law and as further described herein. Public stockholders who do not exercise their redemption rights in connection with such an amendment to our amended and restated certificate of incorporation would still have redemption rights in connection with any other applicable amendment to our amended and restated certificate of incorporation and a subsequent business combination to the extent they are then public stockholders. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights to proceeds held in the trust account with respect to the warrants.

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

•
if our initial business combination is not consummated within 18 months from the closing of our IPO, or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, then our existence will terminate and we will distribute all amounts in the trust account; and

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, or (y) amend the foregoing provisions.

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

Calculation of redemption price
Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account, as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitation that we will only redeem public shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.

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

If we have not completed our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

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

Subsequent to the closing of our IPO, pursuant to an administrative services agreement, we agreed to pay the affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. We initially agreed to pay these monthly fees until the earlier of the completion of our initial business combination or our liquidation. On August 1, 2022, the affiliate of our sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of our sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Summary Risk Factors

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance of our management team or their respective affiliates may not be indicative of future performance of an investment in us.

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

•
As the number of special purpose acquisition companies evaluating targets remains high, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

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

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You are not entitled to protections normally afforded to investors of many other blank check companies.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share.

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

•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

•
We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
For the year ended December 31, 2022, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in the accompanying financial statements.

•
Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.

•	We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our Board may complete our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account. We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.25 per share, or less than $10.25 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

We have the right to extend the term we have to complete our initial business combination to up to 21 months from the closing of our IPO without providing our public stockholders with a corresponding vote or redemption right.

We initially have until 18 months from the closing of our IPO to complete our initial business combination. However, if we anticipate that we may not be able to complete our initial business combination within such period, we may, by resolution of our Board, extend the period of time we will have to complete an initial business combination by an additional three months, subject to the deposit of $1,750,000 (or $0.10 per unit) into the trust account. Our public stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. Our sponsor may elect, but is not required, to lend such amount to us. In addition, our sponsor may have a conflict of interest in determining if and when to make such loan to us. In the event we complete our initial business combination, the loan would be repaid out of funds released to us from the trust account. If we do not complete a business combination, the loan would not be repaid. This feature is different than most other special purpose acquisition companies, in which any extension of the company’s period to consummate an initial business combination would require a vote of the company’s public stockholders and in connection with such vote, public stockholders would have the right to redeem their public shares.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, any future pandemic or other events (such as terrorist attacks or natural disasters) continue for an extensive period of time, including as a result of protectionist sentiments or legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by a number of factors, such as the COVID-19 pandemic, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other events, including, as a result of increased market volatility, decreased market liquidity and availability of acceptable third-party financing. Political developments impacting government spending, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may harm a potential target companies' operations and weaken their financial results.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

As the number of special purpose acquisition companies evaluating targets remains high, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking potential targets or currently in registration preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 2,500,000 shares of undesignated preferred stock, par value $0.0001 per share. As of the date of this Report, there are 230,753,069 and 20,188,268 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which in the case of the Class A common stock, does not take into account shares reserved for issuance upon exercise of outstanding warrants and shares issuable upon conversion of the shares of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

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

The founder shares are identical to the shares of Class A common stock included in the units sold in our IPO, except that: (1) the founder shares are subject to certain transfer restrictions, as described in more detail below; (2) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination; (b) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months from the closing of our IPO or up to 21 months from the closing of our IPO at the election of the Company, subject to certain conditions, including the deposit of $1,750,000 (or $0.10 per unit) into the trust account, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the founder shares are entitled to registration rights; and (5) only holders of the founder shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination (including working capital loans that our sponsor, members of our management team or any of their affiliates or other third parties may make, up to $1,500,000 of which may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender at the time of the business combination). We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Members of our management team and Board have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. For example, Mr. Prather was CEO and President of Triple Crown Media during its bankruptcy in 2009. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

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

Unlike many blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our Board and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A common stock during the 10-trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our warrants as a warrant liability and will record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon information available to us at the time of such determination. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO or during any Extension Period, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our IPO or during any Extension Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following the closing of our IPO or during any Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only a limited amount is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.25 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We identified a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments during the year ended December 31, 2022. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the end of the fiscal quarters ended March 31, 2022, June 30, 2022 and September 30, 2022. Based on an initial review, we did not identify certain transaction costs and over-allotment options forfeited in connection with our IPO, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense as of March 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We, with the oversight of our Audit Committee, have actively undertaken remediation efforts to address the material weakness identified above and have developed measures and controls to prevent a re-occurrence of such a deficiency in the future. We are committed to maintaining an effective internal control environment, and given the progress made in this area, management expects that after sufficient time elapses, the newly implemented controls will be operating effectively and that the material weakness will be adequately remediated. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the year ended December 31, 2022, our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in the accompanying financial statements.

The report from our independent registered public accounting firm for the year ended December 31, 2022 includes an explanatory paragraph stating that the date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If an initial business combination is not consummated and we are not able to obtain sufficient funding, our business, prospects, financial condition and results of operations will be harmed and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may be forced to liquidate, and investors may lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Risks Related to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on the NYSE, but we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities. On January 12, 2023, we received a notice letter from the NYSE indicating that we are not currently in compliance with the provision of Section 802.01B of the NYSE Listed Company Manual requiring us to maintain a minimum of 300 public stockholders on a continuous basis (see Note 11 to the financial statements attached hereto for additional information). Although we intend to take the necessary steps to regain compliance with such requirement, there can be no assurance that we will be successful in doing so. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

In addition, NYSE Listed Company Manual Section 303A.07(A) requires our audit committee to be comprised of a minimum of three members, all of whom must be independent under the rules of the NYSE and Rule 10A-3 of the Exchange Act. One of our former independent directors and members of our audit committee, John Zieser, resigned from our Board, effective March 24, 2023. If any of our other independent directors similarly resign from our Board, we may not be able to satisfy the requirements of NYSE Listed Company Manual Section 303A.07(A).

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because our Class A common stock is approved for listing on a national securities exchange, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of our IPO or during any Extension Period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our amended and restated certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our amended and restated certificate of incorporation and a subsequent business combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

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

Our initial stockholders will control the election of our Board until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

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

Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

As of the date of this Report, we have outstanding warrants to purchase 20,284,584 shares of our Class A common stock at a price of $11.50 per whole share. Our initial stockholders currently hold 4,811,732 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations. Given that our sponsor’s only assets are securities of our company, our sponsor may not be able to satisfy those indemnification obligations. We have not asked our sponsor to reserve for such obligations. See “—Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.” As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.25 per share.

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

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis.

First, if we call the public warrants for redemption in the circumstances when the price per share of Class A common stock equals or exceeds $18.00 and, in connection therewith, we require warrant holders to exercise their warrants on a cashless basis or if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If this exemption, or another exemption is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of an exercise on a cashless basis under these circumstances, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (as defined in the warrant agreement) over the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of warrants surrendered by the holder, subject to adjustment, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash.

Second, if we call the public warrants for redemption when the price per share of Class A common stock equals or exceeds $10.00, holders who wish to exercise their warrants may do so on a cashless basis. In the event of an exercise on a cashless basis under those circumstances, a holder would receive that number of shares determined by reference to an agreed table, which is set forth in the warrant agreement, based on the redemption date and the “fair market value” of Class A common stock (as defined in the warrant agreement). In either case, this will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Risks Related to Our Sponsor, Management, Directors and Employees

Past performance of our management team or their respective affiliates may not be indicative of future performance of an investment in us.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting our Initial Business Combination” and “Item 1. Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors.

Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest. For more information, see the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

Our operations are dependent upon a relatively small group of individuals and in particular our senior management. One of our former directors, John Zieser, resigned from our Board effective on March 24, 2023, and we are still evaluating the impact this may have on our operations. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements in relation to their other obligations. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our other directors or officers, in addition to Mr. Zieser, could have a detrimental effect on us. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

Until we consummate our initial business combination, we will be engaged in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to COVID-19;

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

Subsequent to the closing of our IPO, pursuant to an administrative services agreement, we agreed to pay the affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. We initially agreed to pay these monthly fees until the earlier of the completion of our initial business combination or our liquidation. On August 1, 2022, the affiliate of our sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of our sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement.

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

Holders

As of April 1, 2023, there was one holder of record of our Units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our redeemable warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 3, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of our IPO. The loan was repaid in full upon the closing of our IPO. We overpaid $16,055, which was returned by our sponsor. As of December 31, 2022, there were no amounts outstanding under the promissory note. The promissory note is no longer available to us.

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

On January 25, 2022, we consummated our IPO of 17,500,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $175,000,000. BofA Securities, Inc. and Moelis & Company LLC were joint book-running managers of our IPO. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-261374). The registration statements became effective on January 20, 2022.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 9,875,000 Private Placement Warrants to Heartland Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $9,875,000.

The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $ 179,375,000, comprised of $171,500,000 of the proceeds from the IPO (which amount includes $6,125,000 of the underwriters’ deferred discount) and $7,875,000 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On February 3, 2022, the underwriters of our IPO partially exercised the over-allotment option and on February 7, 2022, purchased 1,746,931 Over-Allotment Units, generating gross proceeds of $17,469,310. In connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to us of $786,119. In connection with the closing and sale of the Over-Allotment Units and 786,119 additional Private Placement Warrants, a total of $17,906,042.75 comprised of $17,119,923.80 of the proceeds from the closing and sale of the Over-Allotment Units (which amount includes $611,425.85 of the underwriters’ deferred discount) and $786,118.95 of the proceeds from the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

The proceeds held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

We did not repurchase shares of our common stock during the year ended December 31, 2022.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation and IPO, and subsequent to our IPO, the search for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $10,676,120, which mainly consisted of formation and operating costs, provision for income taxes, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, and income from marketable securities held in the trust account.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of $14,010, which consisted of solely formation and operating costs.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $234,169 in its operating bank account, and an adjusted working capital surplus of $490,105, which excludes franchise taxes payable of $200,935, income tax payable of $418,334 and other allowed withdrawals of $12,872, of which such amounts can be paid from interest earned on the trust account. As of December 31, 2022, $2,844,775 of the amount on deposit in the trust account represents interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.

However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5 to our financial statements appearing elsewhere in this Report) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the trust account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. Accordingly, the Company may not be able to obtain additional financing.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 25, 2023 (or up until October 25, 2023, at the election of the Company, subject to certain conditions described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through July 25, 2023 or through twelve months from the issuance of this report. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the sponsor, and potential subsequent dissolution and the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 25, 2023 (or after October 25, 2023, at the election of the Company, subject to certain conditions described herein). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with US GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this review, our management has concluded that we did not have adequate controls in place to prevent or detect material misstatements related to our accounting for complex financial instruments. As a result, on an initial review we did not identify certain transaction costs and over-allotment options forfeited in connection with our initial public offering, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense as of March 31, 2022.

Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and we are in the process of remediating the material weakness identified above. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

              None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
Name	Age	Title
Robert S. Prather, Jr.	78	Chief Executive Officer and Director
Shawn Pack	53	Chief Financial Officer
Salvatore Muoio	63	Director
Steven T. Shapiro	55	Director
Alan J. Weber	74	Director

Our directors and executive officers are as follows:

Mr. Robert S. Prather Jr., our Chief Executive Officer and one of our directors since March 2021, has extensive experience in the media, entertainment and sports industry. Mr. Prather and a partner acquired control of Gray, a public company, in late 1993. During his tenure, he helped grow the market capitalization of Gray from approximately $52 million to more than $400 million. He was instrumental in increasing Gray’s EBITDA from approximately $6 million at the beginning of his tenure to approximately $176 million during his final full year, representing a CAGR of approximately 20%. Through strategic and transformative acquisitions, Mr. Prather helped Gray increase the number of television stations it owned from three to 30, as well as increase the number of newspapers owned from one to five. Mr. Prather anticipated the eventual decline of the newspaper industry, and in December 2005, Gray spun off five newspapers and one wireless business to a separate public company. Gray operated 22 number one ranked television stations and stations in 17 college towns and eight state capitals. Mr. Prather also served as CEO and a Director of Bull Run Corporation, a sports and affinity marketing management company, from 1992 until its merger into Triple Crown Media, Inc. in December 2005. During his time at Gray, Mr. Prather and his partner also acquired Host Communications, a college sports marketing business which became a wholly-owned subsidiary of Bull Run. Host Communications provided sports marketing and productions services to a number of collegiate conferences and universities. After successfully growing Host Communications, the business was sold in 2007 to IMG, led by Ted Forstmann, for $74 million. Following his tenure at Gray, Mr. Prather formed Heartland Media in 2013 and partnered with MSouth Equity Partners to help grow the business. Under Mr. Prather’s leadership, Heartland Media acquired its first television station in 2013, and from 2014 to 2017 it acquired 10 additional television stations for total consideration of $220 million. Mr. Prather grew Heartland Media’s cash flow to approximately $29 million in 2019. Mr. Prather led the sale of 11 television stations by Heartland Media in February 2020 for $305 million cash. Mr. Prather also currently serves as the Chief Executive Officer and President of Allen Media Broadcasting, LLC.

Since 2004, Mr. Prather has served on the board of GAMCO Investors, Inc. (NYSE: GBL) where he is the Lead Independent Director. He has also served on the board of Ryman Hospitality Properties, Inc. (NYSE: RHP), formerly known as Gaylord Entertainment Company, since 2009. Ryman Hospitality Properties, Inc. is a REIT which specializes in group-oriented, destination hotel assets in urban and resort markets. Ryman Hospitality Properties also owns the Opry Entertainment Group. Previously, Mr. Prather served as a director of Diebold-Nixdorf, Inc. (NYSE: DBD) from April 2013 to April 2018. In 2015, Mr. Prather was actively involved as a board member in Diebold’s $1.9 billion acquisition of Wincor Nixdorf AG, a German ATM maker and financial technology company, which combined the second and third largest ATM / financial technology companies in the world. Mr. Prather was previously the largest shareholder of Rawlings Sporting Goods Company, Inc. (formerly NASDAQ: RAWL), where he served as Vice-Chairman from 1998 to 2001. He was instrumental in selling Rawlings to K2 Inc. for a 48% premium to the unaffected share price. Mr. Prather was on the Board of Directors and an Advisory Board member for Swiss Army Brands, Inc. (formerly NASDAQ: SABI) from 1995 to 2011. Mr. Prather received an undergraduate and graduate degree from the Georgia Institute of Technology. Our Board has determined that Mr. Prather’s extensive industry experience acquiring, growing and selling companies makes him a qualified member of our Board.

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

Salvatore Muoio, CFA, one of our directors since January 2022, is the founder and managing member of S Muoio & Co. LLC and the manager of several related investment partnerships. Mr. Muoio has significant experience in the public markets and has been involved in the securities industry since 1985. Prior to establishing SM Investors, L.P. in 1997, Mr. Muoio served in the equity markets group of Lazard Frères & Co. LLC from 1995 to 1996 as Director of Equity Research and as an equity analyst concentrating in telecommunications and media industries. Mr. Muoio started his career at Gabelli Funds, Inc. from 1985 to 1995 where he served in several capacities, including as a securities analyst for Gabelli & Company, Inc., Director of Research for GAMCO Investors, and as Portfolio Manager for the Gabelli Global Telecommunications Fund, Inc. Mr. Muoio also serves on the Board of Directors of LICT Corporation and CIBL, Inc., which are diversified publicly traded holding companies involved in various telecommunications, media, and service businesses. Mr. Muoio closely follows companies in the media, entertainment and sports industries which will be helpful in sourcing a potential business combination. Mr. Muoio is a member of the Institute of Chartered Financial Analysts, as well as the New York Society of Securities Analysts. Mr. Muoio received a B.B.A. with a major in finance from the University of Notre Dame in 1981 and an M.B.A. with a concentration in Finance from Notre Dame in 1985. Our Board has determined that Mr. Muoio’s extensive experience with public markets and securities, especially in the media, entertainment and sports industries, makes him a qualified member of our Board.

Steven T. Shapiro, one of our directors since January 2022, is a founding partner of GoldenTree Asset Management and sits on GoldenTree’s Executive Committee. For many years, he was responsible for the firm’s investments in media and communications as well its investments in distressed assets. Started in 2000, GoldenTree currently has approximately $47 billion under management and is based in New York, with offices in West Palm Beach, London, Singapore, Sydney, Tokyo and Dublin. Under Mr. Shapiro’s guidance, GoldenTree made numerous successful investments totaling several billions of dollars in sectors including broadcasting, outdoor, entertainment, publishing, cable and telecom. Prior to GoldenTree, Mr. Shapiro was a Managing Director in the High Yield Group at CIBC World Markets, where he headed Media and Telecommunications Research. While at CIBC, Mr. Shapiro was involved in several billion dollars of equity and debt financings for media and communications companies. Prior to its acquisition by CIBC in 1995, Mr. Shapiro was a research analyst with The Argosy Group, a high yield investment-banking boutique in New York. Before joining Argosy, Mr. Shapiro was a bankruptcy attorney with Stroock & Stroock & Lavan in New York. Mr. Shapiro’s extensive experience will be invaluable in helping assess and evaluate potential business combinations. Mr. Shapiro has served on numerous corporate and not-for-profit boards. He is currently a member of the Board of Overseers of the University of Pennsylvania Law School, and is a member of the Executive Committee and former President of the Board of Trustees of the Abraham Joshua Heschel School in New York. Mr. Shapiro is a graduate of The University of Pennsylvania Law School, where he served as Senior Editor of the Labor Law Journal. He graduated with Honors from the University of Pennsylvania College of Arts & Sciences with a major in modern diplomatic history and was a member of the History Honor Society. Our Board has determined that Mr. Shapiro’s extensive experience researching and investing in media and communications companies makes him a qualified member of our Board.

Alan J. Weber, one of our directors since January 2022, is the Chief Executive Office of Weber Group LLC, focusing on investments in the Financial Services and Technology Services industries/sectors. He has vast experience as a senior executive at financial companies, including large publicly traded companies such as Citibank and Aetna, Inc. Mr. Weber is the former Chairman and CEO of U.S. Trust Co., a 160 year-old firm specializing in trust, investment management, tax and estate planning and private banking. Prior to joining U.S. Trust in October 2002, Mr. Weber was Vice Chairman and Chief Financial Officer at Aetna, Inc., where he was responsible for corporate strategy, capital management, information technology, investor relations and financial operations. The cornerstone of Mr. Weber’s career was built at Citicorp, where he worked from 1971 to 1998, holding senior positions in corporate banking, consumer banking and corporate operations/technology. Mr. Weber was Chairman of Citibank International and an Executive Vice President of Citibank. Mr. Weber is a director of Street Diligence, Inc., a fintech services business. Mr. Weber was a director of Broadridge Financial Solutions, Inc., a global provider of investor communications, securities processing, wealth management services and outsourcing solutions to the financial services industry, from 2007 until his retirement from the board in November 2021. From 2008 until 2018, he was the Chairman of KGS-Alpha Capital Markets, a fixed income broker-dealer. Previously, Mr. Weber was a director of Diebold-Nixdorf, Inc., and Sandridge Energy, Inc., (NYSE: SD), an oil and gas exploration company. Mr. Weber received his B.S. in Economics from the Wharton School at the University of Pennsylvania and an MBA from the Kellogg School at Northwestern University. Our Board has determined that Mr. Weber’s extensive experience in the financial services and technology industries along with his significant board experience make him a qualified member of our Board.

Number, Terms of Office and Election of Officers and Directors

Our Board consists of four members. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Muoio and Mr. Shapiro will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Weber will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Prather will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE). Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and to remove directors prior to our initial business combination, and holders of our public shares will not have the right to vote on the election of directors during such time.

Our officers are elected by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chair or Co-Chairs of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Chief Operating Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the Board.

Director Independence

The rules of the NYSE require that a majority of our Board be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that each of Mssrs. Muoio, Shapiro and Weber are independent directors under applicable SEC and NYSE rules. Our Board also determined that John Zieser, a former director who resigned effective March 24, 2023, was an independent director under applicable SEC and NYSE rules as of and during the fiscal year ended December 31, 2022. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services pursuant to an administrative services agreement. However, on August 1, 2022, the affiliate of our sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of our sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates.

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

Committees of the Board of Directors

Our Board has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. The current members of our audit committee are Mssrs. Shapiro and Weber. Mr. Weber serves as chairman of the audit committee. We expect that Mr. Muoio will be appointed to the audit committee promptly to fill the vacancy caused by Mr. Zieser’s resignation.

Each member of the audit committee is financially literate and at least one member of our audit committee qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of the Board. The members of our compensation committee are Mssrs. Muoio and Shapiro. We expect that one of Mssrs. Muoio or Shapiro will be appointed to serve as chairman of the compensation committee promptly to fill the vacancy caused by Mr. Zieser’s resignation.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our Board with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. The current members of our nominating and corporate governance committee are Mssrs. Muoio and Shapiro. Mr. Muoio serves as chair of the nominating and corporate governance committee. We expect that Mr. Weber will be appointed to the nominating and corporate governance committee promptly to fill the vacancy caused by Mr. Zieser’s resignation.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the Board;

•	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our Board.

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

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the Board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of the corporate governance guidelines will be provided without charge upon request from us and is also be available on our website.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s business	Affiliation
Robert S. Prather Jr.	Heartland Media, LLC	Media	President and CEO
	GAMCO Investors, Inc.	Investment management	Director
	Ryman Hospitality Properties, Inc.	Real estate	Director
	Allen Media Broadcasting, LLC	Media	President and CEO
Shawn Pack	Heartland Media, LLC	Media	Chief Financial Officer
Salvatore Muoio	S. Muoio & Co. LLC	Investment management	Managing Member and Chief Investment Officer
	CIBL, Inc.	Communications	Director
	LICT Corp.	Communications	Director
Steven T. Shapiro	GoldenTree Asset Management	Investment management	Partner and Portfolio Manager
	FS Credit Income Fund	Investment management	Director
Alan J. Weber	Weber Group LLC	Investment management	Chief Executive Officer
	Street Diligence, Inc.	Communications Fintech	Director

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

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including other blank check companies similar to ours, which may have acquisition objectives that are similar to ours, during the period in which we are seeking an initial business combination. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

•
Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests. We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

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

Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Further, commencing on the date our securities were first listed on the NYSE, we agreed to pay an affiliate of our sponsor for office space, secretarial and general administrative services provided to us pursuant to the Administrative Services Agreement in the amount of $20,000 per month. We initially agreed to pay these monthly fees until the earlier of the completion of our initial business combination or our liquidation. However, on August 1, 2022, the affiliate of our sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of our sponsor entered into the Termination Agreement for the Administrative Services Agreement to effect such agreement and terminate the Administrative Services Agreement.

In addition, our sponsor or any of its affiliates may make additional investments in us in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

The conflicts described above may not be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed, pursuant to the terms of a letter agreement entered into with us (and their permitted transferees will agree), to vote their founder shares and any public shares held by them in favor of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL, unless a director violated his or her duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived improper personal benefit from his or her actions as a director.

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

Employment Agreements

As of December 31, 2022, we have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s, consulting or other similar fees, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis any payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Report, by:

•	each person known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

As of the date of this Report, we had 19,246,931 shares of Class A common stock and 4,811,732 shares of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner(1)
Heartland Sponsor LLC	─	─%	4,811,732(2)	100%
Robert S. Prather, Jr.	─	─%	4,811,732(2)	100%
Shawn Pack	─	─%	─	─%
Salvatore Muoio(3)	─	─%	─	─%
Steven T. Shapiro(3)	─	─%	─	─%
Alan Weber(3)	─	─%	─	─%
Other 5% Beneficial Owners
Highbridge Capital Management, LLC(4)	1,745,235	9.1%	─	─%
Shaolin Capital Management LLC(5)	1,263,246	6.9%	─	─%
Sculptor Capital LP(6)	1,195,700	6.2%	─	─%
AQR Capital Management, LLC(7)	1,049,152	5.5%	─	─%
Calamos Market Neutral Income Fund(8)	1,000,000	5.2%	─	─%
All directors and officers as a group (5 individuals)	—	—	4,811,732	100%

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Heartland Media Acquisition Corp., 3282 Northside Pkwy, Suite 275, Atlanta, GA 30327.

(2)
Represents shares held by our sponsor. Certain of our officers and directors are members of our sponsor. The shares held by our sponsor are beneficially owned by Mr. Prather, our Chief Executive Officer and the managing member of our sponsor, who has voting and dispositive power over the shares held by our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.

(4)	Based solely upon the Schedule 13G filed by Highbridge Capital Management, LLC (“Highbridge”) on February 2, 2023. The address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)
Based solely upon the Schedule 13G filed by Shaolin Capital Management LLC and certain other reporting persons filing therewith (collectively “Shaolin”) on February 14, 2023. The address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(6)
Based solely upon the Schedule 13G/A filed by Sculptor Capital LP and certain other reporting persons filing therewith (collectively, “Sculptor”) on February 14, 2023. The address of Sculptor is 9 West 57th Street, New York, New York 10019.

(7)
Based solely upon the Schedule 13G filed by AQR Capital Management, LLC and certain other reporting persons filing therewith (collectively “AQR”) on February 14, 2023. The address of AQR is One Greenwich Plaza, Greenwich, CT 06830.

(8)
Based solely upon the Schedule 13G filed by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) on February 9, 2023. The address of Calamos is 2020 Calamos Court Naperville, IL 60563.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On March 4, 2021, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. On October 27, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, our sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On February 4, 2022, our sponsor surrendered 219,518 founder shares for no consideration, as a result of the underwriters’ partial exercise of their over-allotment option in our IPO, resulting in 4,811,732 founder shares outstanding as of this Report. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding common stock upon consummation of our IPO. The founder shares (including the Class A common stock issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 10,661,119 private placement warrants at a price of $1.00 per warrant (approximately $10,661,119 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Private placement warrants may be exercised only for a whole number of shares. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of our initial business combination.

There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or private placement warrants, which will expire worthless if we do not consummate a business combination within the prescribed time period.

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into the Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we agreed to pay a total of $20,000 per month for office space, administrative and support services to such affiliate commencing on the date that our securities were first listed on the NYSE. We initially agreed to pay these monthly fees until the earlier of the completion of our initial business combination or our liquidation. However, on August 1, 2022, the affiliate of our sponsor agreed to waive all future administrative fees and reimburse all previously paid administrative fees, and on November 10, 2022, we and the affiliate of our sponsor entered into the Termination Agreement for the Administrative Services Agreement to effect such agreement and terminate the Administrative Services Agreement.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis any payments made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On March 3, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note. This loan was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of our IPO. The loan was repaid in full upon the closing of our IPO. We overpaid $16,055, which was returned by our sponsor. As of December 31, 2022, there were no amounts outstanding under the promissory note. The promissory note is no longer available to us.

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

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed, pursuant to the terms of a letter agreement entered into with us upon the closing of our IPO (and their permitted transferees will agree), to vote their founder shares and any public shares held by them in favor of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

Related Party Policy

Prior to the closing of our IPO, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics, which requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis any payments made by us to our sponsor, officers or directors, or our or any of their affiliates.

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

Director Independence

The rules of the NYSE require that a majority of our Board be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our Board has determined that each of Mssrs. Muoio, Shapiro and Weber is an independent director under applicable SEC and NYSE rules. Our Board also determined that John Zieser, a former director who resigned effective March 24, 2023, was an independent director under applicable SEC and NYSE rules as of and during the fiscal year ended December 31, 2022. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal periods ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were $123,600 and $39,655, respectively, for the services they performed in connection with our IPO and fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

Audit-Related Fees

During the fiscal periods ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” on page F-1 of the accompanying financial statements.

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

4.5	Description of the Company’s securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 31, 2022)
10.1
Letter Agreement, dated January 20, 2022, by and among the Company, its executive officers, its directors, Heartland Sponsor LLC and Moelis & Company LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.2
Investment Management Trust Agreement, dated January 20, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.3
Registration Rights Agreement, dated January 20, 2022, by and among the Company, Heartland Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.4
Private Placement Warrants Purchase Agreement, dated January 20, 2022, by and between the Company and Heartland Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.5
Administrative Services Agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 25, 2022)

10.6
Termination Agreement for Administrative Services Agreement, dated November 10, 2022, by and between the Company and Heartland Media, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed on November 10, 2022)

10.7
Indemnity Agreement, dated January 20, 2022, by and between the Company and Robert S. Prather, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.8
Indemnity Agreement, dated January 20, 2022, by and between the Company and Salvatore Muoio (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.9
Indemnity Agreement, dated January 20, 2022, by and between the Company and Steven T. Shapiro (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.10
Indemnity Agreement, dated January 20, 2022, by and between the Company and Alan J. Weber (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.11
Indemnity Agreement, dated January 20, 2022, by and between the Company and John Zieser (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.12
Indemnity Agreement, dated February 18, 2022, by and between the Company and Shawn Pack (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed on May 23, 2022)

10.13
Amendment to Promissory Note, dated January 14, 2022, issued to Heartland Sponsor LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

10.14
Share Forfeiture Notice, dated January 14, 2022 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-261374) initially filed on November 26, 2021)

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 17th day of April, 2023.

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

Name	Position	Date

/s/ Robert S. Prather, Jr.	Chief Executive Officer and Director	April 17, 2023
Robert S. Prather, Jr.	(Principal executive officer)

/s/ Shawn Pack	Chief Financial Officer	April 17, 2023
Shawn Pack	(Principal financial and accounting officer)

/s/ Salvatore Muoio	Director	April 17, 2023
Salvatore Muoio

/s/ Steven T. Shapiro	Director	April 17, 2023
Steven T. Shapiro

/s/ Alan J. Weber	Director	April 17, 2023
Alan J. Weber

HEARTLAND MEDIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Heartland Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Heartland Media Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 25, 2023. The Company must also seek the approval of the board of directors to extend the business combination deadline by an additional three months through October 25, 2023. The Company has not identified a viable business combination target as of the issuance date of these financial statements. There is also no approved plan in place to extend the business combination deadline beyond July 25, 2023 nor does the Company have sufficient capital resources to fund a required extension payment or ongoing operations, including the continued search for a viable target for any period of time after July 25, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
April 17, 2023

HEARTLAND MEDIA ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Cash	$234,169	$25,722
Prepaid expenses	340,119	26,800
Total current assets	574,288	52,522

Prepaid insurance, long-term	20,604	—
Deferred offering costs	—	719,111
Marketable securities held in Trust Account	200,125,818	—
Total Assets	$200,720,710	$771,633

Liabilities Commitments and Contingencies, and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$297,990	$674,229
Promissory note – related party	—	86,414
Income taxes payable	418,334	—
Total current liabilities	716,324	760,643

Warrant liability	811,384	—
Deferred tax liability	134,127	—
Deferred underwriting fee payable	6,736,426	—
Total Liabilities	8,398,261	760,643

Commitments and Contingencies (Note 6)
Temporary Equity
Class A common stock subject to possible redemptions, $0.0001 par value, 19,246,931 at redemption value of $10.36 at December 31, 2022	199,359,550	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 19,246,931 and no shares subject to possible redemption) at December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,811,732 and 5,031,250 shares issued and outstanding at December 31, 2022 and 2021, respectively (1)	481	503
Additional paid-in capital	126,789	24,497
Accumulated deficit	(7,164,371)	(14,010)
Total Stockholders’ (Deficit) Equity	(7,037,101)	10,990
Total Liabilities, Commitments and Contingencies, and Stockholders’ (Deficit) Equity	$200,720,710	$771,633

(1)
Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2021. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 10, 2021 (Inception) Through December 31,
	2022	2021
Formation costs, operating costs, and general and administrative costs	$1,303,756	$14,010
Loss from operations	(1,303,756)	(14,010)

Other income (expense):
Warrant issuance costs	(788,506)	—
Change in fair value of warrant liability	10,376,725	—
Change in fair value of over-allotment option liability	99,343	—
Interest earned on marketable securities held in Trust Account	2,844,775	—
Total other income, net	12,532,337	—

Income (Loss) before provision for income taxes	11,228,581	(14,010)
Provision for income taxes	(552,461)	—
Net income (loss)	$10,676,120	$(14,010)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	17,938,304	0.00
Basic and diluted net income per share, Class A Common stock	$0.47	$0.00

Basic weighted average shares outstanding, Class B common stock(1)	4,772,247	4,375,000
Basic net income (loss) per Class B common stock	$0.47	$(0.00)

Diluted weighted average shares outstanding, Class B common stock(1)	4,811,732	4,375,000
Diluted net income (loss) per Class B common stock	$0.47	$(0.00)

(1)
Excludes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2021. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(14,010)	(14,010)
Balance as of December 31, 2021	—	—	5,031,250	503	24,497	(14,010)	10,990
Sale of 17,500,000 units through public offering	17,500,000	1,750	—	—	174,998,250	—	175,000,000
Sale of 1,746,931 units through public offering-OA	1,746,931	175	—	—	17,469,135	—	17,469,310
Sale of 9,875,000 Private Placement Warrants	—	—	—	—	9,875,000	—	9,875,000
Sale of 786,119 Private Placement Warrants-OA	—	—	—	—	786,119	—	786,119
Underwriters’ discount	—	—	—	—	(3,500,000)	—	(3,500,000)
Underwriters’ discount-OA	—	—	—	—	(349,386)	—	(349,386)
Offering expenses reimbursed by underwriter	—	—	—	—	437,500	—	437,500
Offering expenses reimbursed by underwriter – OA	—	—	—	—	43,673	—	43,673
Deferred underwriter Discount	—	—	—	—	(6,125,000)	—	(6,125,000)
Deferred underwriter Discount-OA	—	—	—	—	(611,426)	—	(611,426)
Offering costs closed to APIC	—	—	—	—	(1,570,209)	—	(1,570,209)
Warrant issuance costs	—	—	—	—	788,506	—	788,506
Incentives to bankers to participate in private placement	—	—	—	—	805,493	—	805,493
Warrant liability recognition	—	—	—	—	(11,188,109)	—	(11,188,109)
Initial classification of over-allotment liability	—	—	—	—	(226,132)	—	(226,132)
Forfeiture of 219,518 shares of Class B common stock	—	—	(219,518)	(22)	22	—	—
Initial measurement for Class A common stock to redemption value	(19,246,931)	(1,925)	—	—	(181,531,144)	(15,747,974)	(197,281,043)
Remeasurement for Class A common stock to redemption value	—	—	—	—	—	(2,078,507)	(2,078,507)
Net income	—	—	—	—	—	10,676,120	10,676,120
Balance as of December 31, 2022	—	$—	4,811,732	$481	$126,789	$(7,164,371)	$(7,037,101)

(1)
Includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters as of December 31, 2021. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture (See Note 5).

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 10, 2021 (Inception) Through December 31,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$10,676,120	$(14,010)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,844,775)	—
Change in fair value of warrant liability	(10,376,725)	—
Change in over-allotment option liability	(99,343)	—
Warrant issuance costs	788,506	—
Deferred tax provision	134,127	—
Changes in current assets and current liabilities:
Prepaid expenses	(333,923)	(26,800)
Accounts payable and accrued expenses	(340,304)	40,532
Income taxes payable	418,334	—
Net cash used in operating activities	(1,977,983)	(278)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(197,281,043)	—
Net cash used in investing activities	(197,281,043)	—

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	—	25,000
Proceeds from promissory note – related party	—	1,000
Proceeds from sale of Units, net of underwriting discounts paid	171,500,000	—
Proceeds from the partial exercise of over-allotment option, net of underwriting discounts paid	17,906,043	—
Proceeds from the sale of Private Placement Warrants	9,875,000	—
Proceeds from reimbursement by underwriters of offering costs	481,174	—
Receipt of overpayment from related party	16,055	—
Payment of promissory note – related party	(142,124)	—
Payment of deferred offering costs	(168,675)	—
Net cash provided by financing activities	199,467,473	26,000

Net change in cash	208,447	25,722
Cash, beginning of the year	25,722	—
Cash, end of the year	$234,169	$25,722

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs in accrued offering costs and expenses	$—	$633,697
Initial value of Class A common stock subject to possible redemption, including accretion of carrying value to redemption value of $20,960,700	$197,281,043	$—
Remeasurement for Class A common stock to redemption amount	$2,078,507	$—
Payment of offering costs made by sponsor	$39,655	$85,414
Deferred underwriting fee payable	$6,736,426	$—
Deferred offering cost charged to Additional paid-in capital	$867,336	$—
Proceeds allocated to warrant liability	$11,188,109	$—

The accompanying notes are an integral part of these financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the IPO (as defined below), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company’s Class A common stock is not a “penny stock” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has only 18 months from the closing of the IPO (July 25, 2023) to complete the initial Business Combination (the “Combination Period”) or up to 21 months from the closing of the IPO (up to October 25, 2023) at the election of the Company, subject to certain conditions. If the Company has not completed the initial Business Combination within the Combination Period or during any Extension Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $234,169 in its operating bank account, and an adjusted working capital surplus of $490,105, which excludes franchise taxes payable of $200,935, income tax payable of $418,334 and other allowed withdrawals of $12,872, of which such amounts can be paid from interest earned on the Trust Account. As of December 31, 2022, $2,844,775 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. Accordingly, the Company may not be able to obtain additional financing.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 25, 2023 (or up until October 25, 2023, at the election of the Company, subject to certain conditions described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through July 25, 2023 or through twelve months from the issuance of this report. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the sponsor, and potential subsequent dissolution and the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 25, 2023 (or after October 25, 2023, at the election of the Company, subject to certain conditions described herein). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Annual Report on Form 10-K.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021. The Company held $234,169 and $25,722 in cash as of December 31, 2022 and 2021, respectively.

Offering Costs

Deferred offering costs consisted of legal expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to the total proceeds received. Upon completion of the IPO, offering costs associated with warrant liability were expensed and presented as non-operating expenses in the statements of operations, and offering costs associated with the common stock were charged to the temporary equity.

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

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of December 31, 2022, the amount of Public Shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$192,469,310
Less: Proceeds allocated to liability classified warrants and over-allotment	(5,514,364)
Less: Class A common stock issuance costs	(10,634,603)
Add: Accretion of carrying value to redemption value	20,960,700
Add: Remeasurement of carrying value to redemption value	2,078,507
Class A common stock subject to possible redemption, 12/31/22	$199,359,550

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,284,584 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Year Ended December 31,		For The Period from February 10, 2021 (inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common stock:
Numerator:
Allocation of net income (loss), as adjusted	$8,432,710	$2,243,410	$—	$(14,010)
Denominator:
Basic weighted-average shares outstanding	17,938,304	4,772,247	—	4,375,000
Basic net income (loss) per common stock	$0.47	$0.47	$—	$(0.00)

Numerator:
Allocation of net income (loss), as adjusted	$8,418,074	$2,258,046	$—	$(14,010)
Denominator:
Diluted weighted-average shares outstanding	17,938,304	4,811,732	—	4,375,000
Diluted net income (loss) per common stock	$0.47	$0.47	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

The loan was repaid in full upon the closing of the IPO. The Company overpaid $16,055, which was returned by the Sponsor. As of December 31, 2022 and 2021, $0 and $86,414 were outstanding under the promissory note, respectively.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company initially agreed to pay these monthly fees until the earlier of the completion of the initial Business Combination or the Company’s liquidation. For the year ended December 31, 2022 the Company incurred and paid $107,742 for these services. For the period from February 10, 2021 (inception) through December 31, 2021, the Company did not incur or pay any fees for these services. On August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimbursed all previously paid administrative fees on September 21, 2022; on November 10, 2022, the Company and an affiliate of the Sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement.

Termination of Administrative Services Agreement

As noted above, on August 1, 2022, Heartland Media, LLC, an affiliate of the Sponsor, agreed to waive all future administrative fees and reimburse all previously paid administrative fees under the administrative services agreement, dated January 20, 2022, by and between the Company and Heartland Media, LLC, and on November 10, 2022, the Company and Heartland Media, LLC entered into a termination agreement for the administrative services agreement (the “Termination Agreement”) to effect such agreement and terminate the administrative services agreement effective on the date of the signing of the Termination Agreement.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriter’s Agreement

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

Additionally, the underwriters are entitled to a deferred underwriting discount of $6,736,426, upon the completion of the Company’s initial Business Combination.

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

NOTE 7. WARRANT LIABILITY

As of December 31, 2022, there were 9,623,465 Public Warrants outstanding. No warrants were outstanding as of December 31, 2021. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

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

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022, there were 19,246,931 shares of Class A common stock issued and outstanding subject to possible redemption and presented as temporary equity. At December 31, 2021, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 4, 2021, the Sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 founder shares for no consideration, resulting in 5,750,000 shares outstanding of which 750,000 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. On January 14, 2022, the Sponsor surrendered 718,750 founder shares for no consideration, resulting in 5,031,250 shares outstanding of which 656,250 were subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the Company of $25,000 by its Sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO. As a result of the underwriters’ election to partially exercise their over-allotment option on February 3, 2022, 436,732 shares of Class B common stock are no longer subject to forfeiture and 219,518 were forfeited.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Net operating loss carryforward	$—	$2,703
Startup/Organization Expenses	231,603	239
Unrealized gain/loss	(134,127)
Total deferred tax assets	97,476	2,942
Valuation Allowance	(231,603)	(2,942)
Deferred tax liability	$(134,127)	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	February 10, 2021 (inception) through December 31,
	2022	2021
Federal
Current	$418,334	$—
Deferred	(94,534)	(2,942)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	228,661	2,942
Income tax provision	$552,461	$—

As of December 31, 2022 and 2021, the Company had $0 and $12,872 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets (liability) will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets (liability) and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $228,661. For the period from February 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $2,942.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2022

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Deferred tax liability change in rate	0.00%	0.00%
Change in fair value of warrants	(19.60)%	0.00%
Transaction costs allocated to warrants	1.50%	0.00%
Valuation allowance	2.00%	(21.00)%
Income tax provision	4.90%	0.00%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, due to the change in fair value of warrants, transaction costs allocated to warrants and the valuation allowance recorded on the Company’s net operating losses. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax return for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021 remains open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$200,125,818	$200,125,818	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$426,445	$—	$426,445	$—
Warrant liability – Public Warrants	384,939	384,939	—	—
	$811,384	$384,939	$426,445	$—

The Private Placement Warrants and Public Warrants were accounted for as liability in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The key inputs into the Monte Carlo simulation models were as follows at December 31, 2022 and January 25, 2022 (initial measurement date):

		Initial Measurement
	December 31,	January 25,
Input:	2022	2022
Risk-free interest rate	—	1.65%
Term (in tears)	—	6.01
Expected volatility	—	9.50%
Exercise price	$—	$11.50
Stock price	$—	$9.72

The Company’s Public Warrants began separately trading on March 14, 2022. After this date, the Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrant liability is classified as Level 1 as of December 31, 2022.

Initially and through June 30, 2022, the Private Placement Warrants were valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The subsequent measurement of the Private Placement Warrants is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The estimated fair value of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $1,172,723.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private
	Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$—	$—	$—
Initial measurement on January 25, 2022	5,899,877	5,288,232	11,188,109
Change in fair value	(4,727,154)	(3,887,055)	(8,614,209)
Transfer to Level 1	—	(1,401,177)	(1,401,177)
Transfer to Level 2	(1,172,723)	—	(1,172,723)
Fair value as of December 31, 2022	$—	$—	$—

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 12, 2023, the Company received a notice letter (the “Notice”) from The New York Stock Exchange (the “NYSE”) indicating that the Company is not currently in compliance with the provision of Section 802.01B of the NYSE Listed Company Manual requiring the Company to maintain a minimum of 300 public stockholders on a continuous basis (the “Minimum Public Stockholders Requirement”).

Pursuant to the Notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the NYSE Listed Company Manual, and accordingly must submit to the NYSE within 45 days of receiving the Notice a business plan that demonstrates how the Company expects to return to compliance with the Minimum Public Stockholders Requirement within 18 months of receiving the Notice. The Company intends to submit such a business plan to the NYSE by the required deadline to regain compliance with the Minimum Public Stockholders Requirement within the required timeframe.

The Company’s business plan will be reviewed by the Listings Operations Committee (the “Committee”) of the NYSE.  If the Committee accepts the plan, the Company will be subject to quarterly monitoring for compliance with the plan.  If the Committee does not accept the plan, the Company will be subject to suspension and delisting procedures.

During such time as the Company is deemed noncompliant with the Minimum Public Stockholders Requirement, the Company’s Class A common stock, warrants, and units will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s quantitative continued listing standards.

The Notice and the procedures described above have no current effect on the continued listing of the Company’s securities on the NYSE, subject to the Company’s compliance with the NYSE’s other applicable continued listing requirements.