Form 10-Q
period 2023-03-31
Heartland Media Acquisition Corp.
filed 2023-05-15
CIK 1850529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(470) 355-1944
(Registrant’s telephone number, including area code)
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

As of May 15, 2023, 19,246,931 shares of Class A common stock, par value $0.0001 per share, and 4,811,732 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

HEARTLAND MEDIA ACQUISITION CORP.
Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets
Cash	$68,477	$234,169
Prepaid expenses	337,854	340,119
Total current assets	406,331	574,288

Prepaid insurance, long-term	—	20,604
Marketable securities held in Trust Account	202,047,211	200,125,818
Total Assets	$202,453,542	$200,720,710

Liabilities Commitments and Contingencies, and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$476,496	$297,990
Income taxes payable	987,650	418,334
Total current liabilities	1,464,146	716,324

Warrant liability	1,825,613	811,384
Deferred tax liability	—	134,127
Deferred underwriting fee payable	6,736,426	6,736,426
Total Liabilities	10,026,185	8,398,261

Commitments and Contingencies (Note 6)
Temporary Equity
Class A common stock subject to possible redemptions, $0.0001 par value, 19,246,931 at redemption value of $10.44 and $10.36 at March 31, 2023 and December 31, 2022, respectively	200,996,689	199,359,550

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding (excluding 19,246,931 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,811,732 shares issued and outstanding at March 31, 2023 and December 31, 2022	481	481
Additional paid-in capital	126,789	126,789
Accumulated deficit	(8,696,602)	(7,164,371)
Total Stockholders’ Deficit	(8,569,332)	(7,037,101)
Total Liabilities, Commitments and Contingencies, and Stockholders’ Deficit	$202,453,542	$200,720,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation costs, operating costs, and general and administrative costs	$568,002	$474,354
Loss from Operations	(568,002)	(474,354)

Other income (expense):
Warrant issuance costs	—	(788,506)
Change in fair value of warrant liability	(1,014,229)	7,918,351
Change in fair value of over-allotment option liability	—	99,343
Interest earned on marketable securities held in Trust Account	2,122,328	18,008
Total other income, net	1,108,099	7,247,196

Income before provision for income taxes	540,097	6,772,842
Provision for income taxes	(435,189)	—
Net income	$104,908	$6,772,842

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	19,246,931	13,939,723
Basic and diluted net income per Class A common stock subject to redemption	$0.00	$0.36
Basic weighted average shares outstanding, Class B common stock(1)	4,811,732	4,651,597
Basic and diluted net income per Class B common stock	$0.00	$0.36

1 Excluding 219,518 shares of Class B common stock forfeited due to the underwriters’ partial exercise of their over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	4,811,732	$481	$126,789	$(7,164,371)	$(7,037,101)
Remeasurement for Class A common stock to redemption value	—	—	—	—	—	(1,637,139)	(1,637,139)
Net income	—	—	—	—	—	104,908	104,908
Balance as of March 31, 2023	—	$—	4,811,732	$481	$126,789	$(8,696,602)	$(8,569,332)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2022	—	$—	5,031,250	$503	$24,497	$(14,010)	$10,990

Sale of 17,500,000 units through public offering	17,500,000	1,750	—	—	174,998,250	—	175,000,000
Sale of 1,746,931 units through public offering-OA	1,746,931	175	—	—	17,469,135	—	17,469,310
Sale of 9,875,000 Private Placement Warrants	—	—	—	—	9,875,000	—	9,875,000
Sale of 786,119 Private Placement Warrants-OA	—	—	—	—	786,119	—	786,119
Underwriters’ discount	—	—	—	—	(3,500,000)	—	(3,500,000)
Underwriters’ discount-OA	—	—	—	—	(349,386)	—	(349,386)
Offering expenses reimbursed by underwriter	—	—	—	—	437,500	—	437,500
Offering expenses reimbursed by underwriter - OA	—	—	—	—	43,673	—	43,673
Deferred underwriter Discount	—	—	—	—	(6,125,000)	—	(6,125,000)
Deferred underwriter Discount-OA	—	—	—	—	(611,426)	—	(611,426)
Offering costs closed to APIC	—	—	—	—	(1,570,209)	—	(1,570,209)
Warrant issuance costs	—	—	—	—	788,506	—	788,506
Incentives to bankers to participate in private placement	—	—	—	—	805,493	—	805,493
Warrant liability recognition	—	—	—	—	(11,188,109)	—	(11,188,109)
Initial classification of over-allotment liability	—	—	—	—	(226,132)	—	(226,132)
Forfeiture of 219,518 shares of Class B common stock	—	—	(219,518)	(22)	22	—	—
Remeasurement for Class A common stock to redemption value	(19,246,931)	(1,925)	—	—	(181,531,144)	(15,747,974)	(197,281,043)
Net income	—	—	—	—	—	6,772,842	6,772,842
Balance as of March 31, 2022	—	$—	4,811,732	$481	$126,789	$(8,989,142)	$(8,861,872)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net income	$104,908	$6,772,842
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,122,328)	(18,008)
Deferred tax benefit	(134,127)	—
Change in fair value of warrant liability	1,014,229	(7,918,351)
Change in over-allotment option liability	—	(99,343)
Warrant issuance costs	—	788,506
Changes in current assets and current liabilities:
Prepaid expenses	22,869	(600,934)
Accounts payable and accrued expenses	178,506	(367,131)
Income taxes payable	569,316	—
Due to related party	—	20,000
Net cash used in operating activities	(366,627)	(1,422,419)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(197,281,043)
Cash withdrawn from Trust Account to pay franchise and income taxes	200,935	—
Net cash provided by (used in) investing activities	200,935	(197,281,043)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,500,000
Proceeds from the partial exercise of over-allotment option, net of underwriting discounts paid	—	17,906,043
Proceeds from the sale of Private Placement Warrants	—	9,875,000
Proceeds from reimbursement by underwriters of offering costs	—	481,173
Payment of promissory note – related party	—	(142,124)
Payment of deferred offering costs	—	(148,225)
Net cash provided by financing activities	—	199,471,867

Net change in cash	(165,692)	768,405
Cash, beginning of the period	234,169	25,722
Cash, end of the period	$68,477	$794,127

Supplemental disclosure of noncash investing and financing activities:
Deferred offering cost included in accrued offering costs	$—	$5,000
Initial value of Class A common stock subject to possible redemption, including accretion of carrying value to redemption value of $20,960,700	$—	$197,281,043
Remeasurement for Class A common stock to redemption amount	$1,637,139	$20,822,946
Deferred underwriting fee payable	$—	$6,736,426
Deferred offering cost charged to Additional paid-in capital	$—	$434,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the IPO (as defined below), and since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

HEARTLAND MEDIA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

The Company has only 18 months from the closing of the IPO (until July 25, 2023) to complete the initial Business Combination (the “Combination Period”) or up to 21 months from the closing of the IPO (up to October 25, 2023) at the election of the Company, subject to certain conditions. If the Company has not completed the initial Business Combination within the Combination Period or during any Extension Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On January 12, 2023, the Company received a notice letter (the “Notice”) from The New York Stock Exchange (the “NYSE”) indicating that the Company is not currently in compliance with the provision of Section 802.01B of the NYSE Listed Company Manual requiring the Company to maintain a minimum of 300 public stockholders on a continuous basis (the “Minimum Public Stockholders Requirement”).

Pursuant to the Notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the NYSE Listed Company Manual, and accordingly was required to submit to the NYSE within 45 days of receiving the Notice a business plan that demonstrates how the Company expects to return to compliance with the Minimum Public Stockholders Requirement within 18 months of receiving the Notice. The Company submitted such a business plan to the NYSE by the required deadline to regain compliance with the Minimum Public Stockholders Requirement within the required timeframe.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $68,477 in its operating bank account, and an adjusted working capital deficit of $7,293, which excludes franchise taxes payable of $50,000, income tax payable of $987,650 and franchise taxes paid from the operating account reimbursable from the Trust Account of $12,872, of which such amounts can be paid from interest earned on the Trust Account. As of March 31, 2023, approximately $4,766,168 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 25, 2023 (or up until October 25, 2023, at the election of the Company, subject to certain conditions described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company through July 25, 2023 or through twelve months from the issuance of this report. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension not be requested by the Sponsor, and potential subsequent dissolution and the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 25, 2023 (or after October 25, 2023, at the election of the Company, subject to certain conditions described herein). The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 18, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the FDIC (as defined below) limit of $250,000. The Company has not experienced losses on this account.

The Company is exposed to volatility in the banking market. At various times, the Company could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022. The Company held $68,477 and $234,169 in cash as of March 31, 2023 and December 31, 2022, respectively.

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

Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

As of March 31, 2023 and December 31, 2022, the amount of Public Shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$192,469,310
Less: Proceeds allocated to liability classified warrants and over-allotment	(5,514,364)
Less: Class A common stock issuance costs	(10,634,603)
Add: Accretion of carrying value to redemption value	20,960,700
Add: Remeasurement of carrying value to redemption value	2,078,507
Class A common stock subject to possible redemption, 12/31/22	$199,359,550
Add: Remeasurement of carrying value to redemption value	1,637,139
Class A common stock subject to possible redemption, 03/31/23	$200,996,689

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 80.58% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in fair value in warrant liability, transaction costs allocated to warrants and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placements since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,284,584 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$83,926	$20,982	$5,078,259	$1,694,583
Denominator:
Basic and diluted weighted average shares outstanding	19,246,931	4,811,732	13,939,723	4,651,597
Basic and diluted net income per common stock	$0.00	$0.00	$0.36	$0.36

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU 2016-13 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The loan was repaid in full upon the closing of the IPO. The Company overpaid $16,055, which was returned by the Sponsor. As of March 31, 2023 and December 31, 2022, there were no outstanding balances under the promissory note and the promissory note is no longer available to the Company.

Administrative Support Agreement

Subsequent to the closing of the IPO, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company initially agreed to pay these monthly fees until the earlier of the completion of the initial Business Combination or the Company’s liquidation. However, on August 1, 2022, the affiliate of the Sponsor agreed to waive all future administrative fees and reimbursed all previously paid administrative fees on September 21, 2022; on November 10, 2022, the Company and the affiliate of the Sponsor entered into the termination agreement for the administrative services agreement to effect such agreement and terminate the administrative services agreement. Therefore, for the three months ended March 31, 2023, the Company did not incur any fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $47,742 for these services.

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

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

NOTE 7. WARRANT LIABILITY

As of March 31, 2023 and December 31, 2022, there were 9,623,465 Public Warrants outstanding. Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price.

The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 8.  STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 2,500,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 19,246,931 shares of Class A common stock issued and outstanding subject to possible redemption and presented as temporary equity.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$202,047,211	$202,047,211	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$959,501	$—	$959,501	$—
Warrant liability – Public Warrants	866,112	866,112	—	—
	$1,825,613	$866,112	$959,501	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$200,125,818	$200,125,818	$—	$—

Liabilities:
Warrant liability – Private Placement Warrants	$426,445	$—	$426,445	$—
Warrant liability – Public Warrants	384,939	384,939	—	—
	$811,384	$384,939	$426,445	$—

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

The Company’s Public Warrants began separately trading on March 14, 2022. After this date, the Public Warrant values per share were based on the observed trading prices of the Public Warrants as of each balance sheet date. The fair value of the Public Warrant liability is classified as Level 1 as of March 31, 2023.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on March 30, 2023, on March 24, 2023, John Zieser notified the Company of his resignation from the Board of Directors (the “Board”) of the Company and its committees, effective immediately. After giving effect to Mr. Zieser’s resignation, on March 24, 2023, the Audit Committee of the Board temporarily no longer had three members as required by Section 303A.07(A) of the Listed Company Manual of the NYSE. The Company informed the NYSE of the foregoing on March 27, 2023.

On April 18, 2023, with the appointment of Salvatore Muoio, an independent member of the Board, to the Audit Committee of the Board, the Company regained compliance with NYSE Listed Company Manual Section 303A.07(A).

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

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation and IPO, and subsequent to our IPO, the search for a target for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $104,908, which mainly consisted of formation and operating costs, provision for income taxes, change in fair value of warrant liability and income from marketable securities held in the trust account.

For the three months ended March 31, 2022, we had a net income of $6,772,842, which mainly consisted of formation and operating costs, warrant issuance costs, change in fair value of warrant liability, change in fair value of over-allotment option liability, and income from marketable securities held in the trust account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $68,477 in its operating bank account, and an adjusted working capital deficit of $7,293, which excludes franchise taxes payable of $50,000, income tax payable of $987,650 and franchise taxes paid from the operating account reimbursable from the trust account of $12,872, of which such amounts can be paid from interest earned on the Trust Account. As of March 31, 2023, approximately $4,766,168 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating, and consummating the Business Combination.  However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5 to the accompanying unaudited condensed financial statements) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

Our significant accounting policies are fully described in Note 2 to our financial statements appearing in our Annual Report on Form 10-K filed with the SEC on April 18, 2023, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU 2016-13 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this review, our management has concluded that we did not have adequate controls in place to prevent or detect material misstatements related to our accounting for complex financial instruments. As a result, on an initial review, we did not identify certain transaction costs and over-allotment options forfeited in connection with our initial public offering, and, as a result, we booked adjusting entries to correct over-allotment liability, additional paid in capital and deal expense as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 18, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on January 24, 2022.

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

On February 3, 2022, the underwriters of our initial public offering partially exercised their over-allotment option and on February 7, 2022, purchased an additional 1,746,931 Units, generating gross proceeds of $17,469,310. In connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 786,119 Private Placement Warrants, generating gross proceeds to the Company of $786,119. In connection with the closing and sale of the 1,746,931 additional Units and 786,119 additional Private Placement Warrants, a total of approximately $17,906,043, comprised of approximately $17,119,924 of the proceeds from the closing and sale of the 1,746,931 additional Units (which amount includes approximately $611,426 of the underwriters’ deferred discount) and approximately $786,119 of the proceeds from the sale of the additional 786,119 Private Placement Warrants, was placed into the trust account.

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

Dated: May 15, 2023	HEARTLAND MEDIA ACQUISITION CORP.

	By:	/s/ Robert S. Prather, Jr.
	Name:	Robert S. Prather, Jr.
	Title:	Chief Executive Officer